Form 10-Q
period 2022-03-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2022-05-10
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022 Common stock, $0.0001 par value per share 100,074,948 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)

	Successor
	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$53,771	$38,388
Restricted cash	19,202	24,341
Accounts receivable	124,998	151,917
Less: allowance for credit losses	(5,572)	(5,582)
Accounts receivable, net	119,426	146,335
Prepaid expenses and other current assets	62,275	61,440
Asset held for sale	—	1,000
Total current assets	254,674	271,504
Drilling and other property and equipment, net of
accumulated depreciation	1,175,357	1,175,895
Other assets	82,705	84,041
Total assets	$1,512,736	$1,531,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,365	$38,661
Accrued liabilities	137,513	143,736
Taxes payable	33,942	34,500
Current finance lease liabilities	16,130	15,865
Total current liabilities	233,950	232,762
Long-term debt	286,338	266,241
Noncurrent finance lease liabilities	144,280	148,358
Deferred tax liability	2,462	1,626
Other liabilities	107,883	114,748
Commitments and contingencies (Note 8)
Total liabilities	774,913	763,735
Stockholders’ equity:
Preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021)	—	—
Common stock (par value $0.0001, 750,000 shares authorized; 100,075 shares issued and outstanding at March 31, 2022 and December 31, 2021)	10	10
Additional paid-in capital	949,511	945,039
Accumulated deficit	(211,698)	(177,344)
Total stockholders’ equity	737,823	767,705
Total liabilities and stockholders’ equity	$1,512,736	$1,531,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Successor	Predecessor
	Three Months	Three Months
	Ended	Ended
	March 31, 2022	March 31, 2021
Revenues:
Contract drilling	$150,252	$122,553
Revenues related to reimbursable expenses	35,987	12,264
Total revenues	186,239	134,817
Operating expenses:
Contract drilling, excluding depreciation	144,902	141,573
Reimbursable expenses	35,613	11,837
Depreciation	26,952	74,626
General and administrative	16,732	12,366
Impairment of assets	—	197,027
Gain on disposition of assets	(4,044)	(5,401)
Total operating expenses	220,155	432,028
Operating loss	(33,916)	(297,211)
Other income (expense):
Interest income	1	30
Interest expense, net of amounts capitalized (excludes $28,266 of contractual interest expense on debt subject to compromise for the Predecessor three-month period ended March 31, 2021)	(8,325)	(32,562)
Foreign currency transaction (loss) gain	(2,129)	625
Reorganization items, net	—	(35,252)
Other, net	1,362	489
Loss before income tax benefit	(43,007)	(363,881)
Income tax benefit	8,653	2,200
Net loss	$(34,354)	$(361,681)
Loss per share, Basic and Diluted	$(0.34)	$(2.62)
Weighted-average shares outstanding, Basic and Diluted	100,075	138,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
January 1, 2022 (Successor)	100,075	10	945,039	(177,344)	767,705
Net loss	—	—	—	(34,354)	(34,354)
Stock-based compensation, net of tax	—	—	4,472	—	4,472
March 31, 2022 (Successor)	100,075	$10	$949,511	$(211,698)	$737,823

	Three Months Ended March 31, 2021
			Additional	Retained Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
January 1, 2021 (Predecessor)	145,264	$1,453	$2,029,979	$157,297	7,210	$(206,163)	$1,982,566
Net loss	—	—	—	(361,681)	—	—	(361,681)
March 31, 2021 (Predecessor)	145,264	$1,453	$2,029,979	$(204,384)	7,210	$(206,163)	$1,620,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Operating activities:
Net loss	$(34,354)	$(361,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,952	74,626
Loss on impairment of assets	—	197,027
Gain on disposition of assets	(4,044)	(5,401)
Deferred tax provision	(5,217)	(5,565)
Stock-based compensation expense	4,531	—
Contract liabilities, net	(13,411)	6,974
Contract assets, net	(334)	(326)
Deferred contract costs, net	1,850	(9,176)
Collateral deposits	(1,482)	—
Other assets, noncurrent	(302)	1,279
Other liabilities, noncurrent	2,992	(110)
Other	418	282
Changes in operating assets and liabilities:
Accounts receivable	26,909	(14,993)
Prepaid expenses and other current assets	1,378	(1,340)
Accounts payable and accrued liabilities	11,129	68,274
Taxes payable	(7,957)	922
Net cash provided by (used in) operating activities	9,058	(49,208)
Investing activities:
Capital expenditures	(20,046)	(40,617)
Proceeds from disposition of assets, net of disposal costs	5,045	7,400
Net cash used in investing activities	(15,001)	(33,217)
Financing activities:
Borrowings under revolving credit facility	20,000	—
Principal payments of finance lease liabilities	(3,813)	—
Debt issuance costs and arrangement fees	—	(2,290)
Net cash provided by financing activities	16,187	(2,290)
Net change in cash, cash equivalents and restricted cash	10,244	(84,715)
Cash, cash equivalents and restricted cash, beginning of period	62,729	430,380
Cash, cash equivalents and restricted cash, end of period	$72,973	$345,665

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited condensed consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “Company,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A (File No. 1-13926). To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these unaudited condensed consolidated financial statements and footnotes as the “Successor” for periods subsequent to April 23, 2021 and to the pre-emergence company as the “Predecessor” for periods on or prior to April 23, 2021. This delineation between Predecessor periods and Successor periods is shown in the unaudited condensed consolidated financial statements, certain tables within the footnotes to the unaudited condensed consolidated financial statements and other parts of this Quarterly Report on Form 10-Q through the use of a black line, calling out the lack of comparability between periods.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for annual financial statements. The condensed consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Diamond Offshore’s condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

Fresh Start Accounting

Upon our emergence from bankruptcy on April 23, 2021 (or the Effective Date), we met the criteria for and were required to adopt fresh start accounting in accordance with the Financial Accounting Standards Board (or FASB) Accounting Standards Codification (or ASC) Topic No. 852 – Reorganizations (or ASC 852), which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date.

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the Effective Date. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of our restructuring plan, the financial statements for periods after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (including December 31, 2021, March 31, 2022 and the three-month period ended March 31, 2022). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (including the three-month period ended March 31, 2021).

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles (or GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Restricted Cash

We maintain a restricted cash bank account which is subject to restrictions pursuant to a management and marketing services agreement with an offshore drilling company. See Note 2 “Revenue from Contracts with Customers.”

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities. At March 31, 2022 and December 31 2021, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

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

Revenues Related to Managed Rigs

In May 2021, we entered into an arrangement with Aquadrill LLC, an offshore drilling company, whereby we provide management and marketing services (or the MMSA) for three of its rigs. Per the MMSA, for stacked rigs we earn a daily service fee and are entitled to reimbursement of direct costs incurred in accordance with the agreement. For rigs operating under a drilling contract, in addition to the service fee and reimbursement of direct costs, we are entitled to a gross margin bonus, as adjusted pursuant to the MMSA, and a commission. The daily service fee revenue is recognized in line with the contractual rate billed for the services provided and is reported in “Contract Drilling Revenue” in our unaudited Condensed Consolidated Statements of Operations. We record the revenue relating to reimbursed expenses at the gross amount incurred and billed to the rig owner, as “Revenues related to reimbursable expenses” in our unaudited Condensed Consolidated Statements of Operations. Two of the managed rigs were considered stacked rigs at March 31, 2022.

In March 2022, the West Auriga, one of the three managed rigs, began a one-year contract in the U.S. Gulf of Mexico (or GOM). Upon commencement of operations of the West Auriga, the MMSA for this rig was suspended and replaced by a charter agreement for the duration of the drilling contract. We have entered into the drilling contract directly with the customer and will receive and recognize revenue under the terms of the contract and have reported the revenue earned as “Contract Drilling Revenue” in our unaudited Condensed Consolidated Statements of Operations. We have determined that the charter arrangement is an operating lease, and the related charter fee has been reported as lease expense within “Contract drilling, excluding depreciation” in our unaudited Condensed Consolidated Statements of Operations.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	Successor
	March 31,	December 31,
	2022	2021
Trade receivables	$107,824	$130,021
Current contract assets (1)	2,169	1,835
Current contract liabilities (deferred revenue) (1)	(27,682)	(38,506)
Noncurrent contract liabilities (deferred revenue) (1)	(7,202)	(9,787)
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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Successor
Net Contract
Balances
Contract assets at January 1, 2022	$1,835
Contract liabilities at January 1, 2022	(48,293)
Net balance at January 1, 2022	(46,458)
Decrease due to amortization of revenue included in the beginning contract liability balance	6,086
Increase due to cash received, excluding amounts recognized as revenue during the period	7,138
Increase due to revenue recognized during the period but contingent on future performance	519
Net balance at March 31, 2022	$(32,715)
Contract assets at March 31, 2022	$2,169
Contract liabilities at March 31, 2022	(34,884)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of March 31, 2022 (in thousands):

	For the Years Ending December 31,
	2022 (1)	2023	2024	Total
Mobilization and contract preparation revenue	2,973	$3,947	$162	$7,082
Capital modification revenue	16,012	5,371	207	21,590
Demobilization and other deferred revenue	6,750	—	—	6,750
Total	$25,735	$9,318	$369	$35,422
(1)
Represents the nine-month period beginning April 1, 2022.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at March 31, 2022. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB Accounting Standards Update (or ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

3. Impairment of Assets

2021 Impairment. During the first quarter of 2021, we identified indicators that the carrying amounts of certain of our assets may not be recoverable and evaluated three of our drilling rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the carrying value of one of these rigs, for which we had concerns regarding future opportunities, was impaired (or the 2021 Impaired Rig). We estimated the fair value of the 2021 Impaired Rig using an income approach, whereby the fair value of the rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization, estimated capital expenditures, repair and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of the rig. Our fair value estimate was representative of a Level 3 fair value measurement due to the significant level of estimation involved and the lack of transparency as to the inputs used. We recorded asset impairments aggregating $197.0 million for the Predecessor period for the three months ended March 31, 2021.

No asset impairments were recorded in the Successor three-month period ended March 31, 2022.

4. Supplemental Financial Information

Unaudited Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	Successor
	March 31,	December 31,
	2022	2021
Trade receivables	$107,824	$130,021
Federal income tax receivables	9,288	9,278
Value added tax receivables	5,362	9,729
Related party receivables	81	66
Other	2,443	2,823
	124,998	151,917
Allowance for credit losses	(5,572)	(5,582)
Total	$119,426	$146,335

The allowance for credit losses at March 31, 2022 and December 31, 2021 represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 5 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	Successor
	March 31,	December 31,
	2022	2021
Collateral deposits	$18,961	$17,480
Prepaid taxes	17,339	16,163
Deferred contract costs	6,776	7,267
Prepaid rig costs	4,511	4,048
Rig spare parts and supplies	3,611	3,716
Prepaid insurance	2,180	3,436
Current contract assets	2,169	1,835
Prepaid legal retainers	730	746
Other	5,998	6,749
Total	$62,275	$61,440

Accrued liabilities consist of the following (in thousands):

	Successor
	March 31,	December 31,
	2022	2021
Rig operating costs	$43,536	$42,532
Payroll and benefits	29,141	29,268
Deferred revenue	27,682	38,506
Current operating lease liability	13,417	15,998
Personal injury and other claims	6,466	5,598
Shorebase and administrative costs	6,262	5,776
Accrued capital project/upgrade costs	5,555	2,219
Interest payable	4,465	2,986
Other	989	853
Total	$137,513	$143,736

Unaudited Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information are as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Accrued but unpaid capital expenditures at period end	$5,555	$17,255
Accrued but unpaid debt issuance costs and arrangement fees (1)	—	10,140
Cash interest payments	3,258	—
Cash paid for reorganization items, net	—	20,584
Cash income taxes paid, net of (refunds):
Foreign	1,114	3,363
State	—	(34)
(1)
Represents unpaid debt issuance costs related to our exit financing that were incurred and capitalized during the Predecessor three-month period ended March 31, 2021.

5. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At March 31, 2022 we believe that we have potentially significant concentrations of credit risk due to the number of rigs we currently have contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We have not required any credit enhancements by our customers or required any to pay for services in advance at March 31, 2022. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At March 31, 2022, $7.8 million in trade receivables were considered past due by 30 days or more, of which $7.5 million were fully reserved for in previous years and $0.1 million of the remaining $0.3 million were older than 90 days past due.

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

For purposes of calculating our current estimate of credit losses at March 31, 2022 and December 31, 2021, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period. Our current estimate of credit losses under CECL was $0.1 million at both March 31, 2022 and December 31, 2021. Our total allowance for credit losses was $5.6 million at both March 31, 2022 and December 31, 2021. See Note 4 “Supplemental Financial Information.”

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

Assets and liabilities measured at fair value are summarized below (in thousands).

	Successor
	March 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value	Total Gains for the Three Months Ended (1)
Recurring fair value measurements:
Liability-classified Director restricted stock units	$587	$—	$—	$587	$133

(1)
Represents a reduction in stock compensation expense due to the marking-to-market of liability-classified restricted stock units granted to our non-employee directors in April 2021.

	Successor
	December 31, 2021
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Nonrecurring fair value measurements:
Impaired assets (1)	$—	$—	$77,900	$77,900

(1)
Represents the total book value as of December 31, 2021 of two semisubmersible rigs, which were written down to estimated fair value.

We believe that the carrying amounts of our other financial assets and liabilities (excluding our Exit Term Loans and First Lien Notes (each as defined below in Note 7 “Successor Long-Term Debt”)), which are not measured at fair value in our unaudited Condensed Consolidated Balance Sheets, approximate fair value based on the following assumptions:

•
Cash and cash equivalents and restricted cash – The carrying amounts approximate fair value because of the short maturity of these instruments.
•
Accounts receivable and accounts payable – The carrying amounts approximate fair value based on the nature of the instruments.

•
Exit RCF borrowings- The carrying amount of borrowings under our Exit RCF (as defined below in Note 7 “Successor Long-Term Debt”) approximates fair value since the variable interest rates are tied to current market rates and the applicable margins represent market rates.

Our debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, our long term debt would be considered Level 2 liabilities. The fair value of these instruments was derived using valuation specialists at March 31, 2022 and December 31, 2021.

Fair values and related carrying values of our long-term debt are shown below (in millions).

	Successor
	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exit Term Loans	$99.1	$99.1	$100.0	$100.0
First Lien Notes	83.0	83.8	86.2	86.1

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

6. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	Successor
	March 31,	December 31,
	2022	2021
Drilling rigs and equipment	$1,084,053	$1,057,739
Finance lease right of use asset	174,571	174,571
Land and buildings	9,902	9,823
Office equipment and other	2,285	2,264
Cost	1,270,811	1,244,397
Less: accumulated depreciation	(95,454)	(68,502)
Drilling and other property and equipment, net	$1,175,357	$1,175,895

7. Successor Long-Term Debt

Exit Revolving Credit Agreement

On the Effective Date, we entered into a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility with a $100.0 million sublimit for the issuance of letters of credit thereunder, which is scheduled to mature on April 22, 2026 (or the Exit RCF).

Borrowings under the Exit RCF may be used to finance capital expenditures, pay fees, commissions and expenses in connection with the loan transactions and consummation of our restructuring plan, and for working capital and other general corporate purposes. Availability of borrowings under the Exit RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings, as provided in the Exit Revolving Credit Agreement. At March 31, 2022, we had borrowings outstanding of $103.5 million under the Exit RCF, including $3.5 million in payment-in-kind loans, and $6.1 million had been utilized for the issuance of letters of credit. The weighted average interest rate on the combined borrowings outstanding under the Exit RCF at March 31, 2022 was 5.47%.

At May 6, 2022, we had borrowings of $103.5 million outstanding under the Exit RCF and had utilized $24.1 million for the issuance of letters of credit, including $18.0 million issued in April 2022 to replace existing cash collateral. As of May 6, 2022, approximately $275.9 million was available for borrowings or the issuance of letters of credit under the Exit RCF, subject to its terms and conditions.

On the Effective Date, we also entered into a senior secured term loan credit agreement (or the Exit Term Loan Credit Agreement), which provides for a $100.0 million senior secured term loan credit facility scheduled to mature on April 22, 2027, under which $100.0 million was drawn on the Effective Date (or the Exit Term Loans).

Exit Debt

At March 31, 2022, the carrying value of the Successor long-term debt (or Exit Debt), net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

Successor
March 31,
2022
Borrowings under Exit RCF	$103,478
Exit Term Loans	99,072
First Lien Notes	83,788
Total Exit Debt, net	$286,338

The borrower under the Exit RCF and Exit Term Loan Credit Agreement (or, collectively, the Credit Facilities) is Diamond Foreign Asset Company (or DFAC) (or the Borrower) and the co-issuers of the 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or the First Lien Notes) are DFAC and Diamond Finance, LLC, a wholly-owned subsidiary of DFAC that was newly formed in connection with our emergence from bankruptcy (or, together, the Issuers). The Credit Facilities and the First Lien Notes are unconditionally guaranteed, on a joint and several basis, by the Borrower and certain of its direct and indirect subsidiaries (or, collectively with the Borrower, the Credit Parties and each, a Credit Party) and secured by senior priority liens on substantially all of the assets of, and the equity interests in, each Credit Party, including all rigs owned by the Company as of the Effective Date or acquired thereafter and certain assets related thereto, in each case, subject to certain exceptions and limitations described in the Credit Facilities and the indenture governing the First Lien Notes.

The Exit Revolving Credit Agreement obligates the Borrower and its restricted subsidiaries to comply with certain financial maintenance covenants as defined in the Exit Revolving Credit Agreement. The Exit Revolving Credit Agreement, Exit Term Loan Credit Agreement and the indenture governing the First Lien Notes contain negative covenants that limit, among other things, the Borrower’s ability and the ability of its restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness; (ii) create, incur or assume liens; (iii) make investments; (iv) merge or consolidate with or into any other person or undergo certain other fundamental changes; (v) transfer or sell assets; (vi) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (vii) enter into transactions with certain affiliates; (viii) repay, redeem or amend certain indebtedness; (ix) sell stock of its subsidiaries; or (x) enter into certain burdensome agreements. These negative covenants are subject to a number of important limitations and exceptions.

Additionally, these agreements contain other covenants, representations and warranties and events of default that are customary for a financing of this type. At March 31, 2022, we were in compliance with all covenants under the Exit Revolving Credit Agreement.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for certain of these taxes and the related penalties and interest and, accordingly, have recorded a $15.1 million and $13.7 million liability at March

31, 2022 and December 31, 2021, respectively, in "Other liabilities" in our unaudited Condensed Consolidated Balance Sheets. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations or cash flows.

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

Personal Injury Claims. Under our current insurance policies, we self-insure $1.0 million to $5.0 million per occurrence, depending on jurisdiction, with respect to personal injury claims not related to named windstorms in the U.S. Gulf of Mexico, which primarily result from Jones Act liability in the U.S. Gulf of Mexico. Depending on the nature, severity and frequency of claims that might arise during a policy year, if the aggregate level of claims exceed certain thresholds, we may self-insure up to $100.0 million for each subsequent occurrence. For personal injury claims arising due to named windstorms in the U.S. Gulf of Mexico, we self-insure $10.0 million for the first occurrence and, if the aggregate level of claims exceed certain thresholds, we self-insure up to $100.0 million for each subsequent occurrence, depending on the nature, severity and frequency of claims that might arise during the policy year.

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2022 our estimated liability for personal injury claims was $13.8 million, of which $6.5 million and $7.4 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Successor unaudited Condensed Consolidated Balance Sheets. At December 31, 2021 our estimated liability for personal injury claims was $13.5 million, of which $5.4 million and $8.1 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•
the severity and volume of personal injuries claimed;
•
the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•
inconsistent court decisions; and
•
the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At March 31, 2022, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Services Agreement. In February 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) (or Baker Hughes) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $24.0 million per year or an estimated $137.2 million in the aggregate over the remaining term of the agreements.

In addition, we lease Well Control Equipment for our drillships under ten-year finance leases.

Letters of Credit and Other. We were contingently liable as of March 31, 2022 in the amount of $26.3 million under certain tax, performance, supersedeas, VAT and customs bonds and letters of credit. Agreements relating to approximately $20.2 million of customs, tax, VAT and supersedeas bonds can require collateral at any time, while the remaining agreements, aggregating $6.1 million, cannot require collateral except in events of default. At March 31, 2022, we had made aggregate collateral deposits of $19.0 million with respect to other bonds and letters of credit. These deposits are recorded in “Prepaid expenses and other current assets” in our Successor unaudited Condensed Consolidated Balance Sheet at March 31, 2022.

9. Segments and Geographic Area Analysis

We provide contract drilling services with different types of offshore drilling rigs and also provide such services in many geographic locations. However, we have aggregated these operations into one reportable segment based on the similarity of economic characteristics due to the nature of the revenue-earning process as it relates to the offshore drilling industry over the operating lives of our drilling rigs and other qualitative factors such as (i) the nature of services provided (contract drilling), (ii) similarity in operations (interchangeable rig crews and shared management and marketing, engineering, marine and maintenance support) (iii) similar regulatory environment (depending on customer and/or location), and (iv) similar contractual arrangements with customers.

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2022, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

The following tables provide information about disaggregated revenue by country (in thousands):

	Successor
	Three Months Ended March 31, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$76,283	$26,239	$102,522
Senegal	27,116	1,746	28,862
Brazil	19,266	—	19,266
Australia	15,697	2,604	18,301
Myanmar	9,584	3,970	13,554
United Kingdom	2,306	1,428	3,734
Total	$150,252	$35,987	$186,239

	Predecessor
	Three Months Ended March 31, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$74,046	$5,993	$80,039
Brazil	3,421	—	3,421
Australia	11,673	3,154	14,827
Myanmar	9,322	1,167	10,489
United Kingdom	24,091	1,950	26,041
Total	$122,553	$12,264	$134,817

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A. References to “Diamond Offshore,” “Company,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 15 floater rigs (four owned drillships, eight semisubmersibles and three managed rigs). See “– Market Overview.”

Fresh Start Accounting

Upon emergence from bankruptcy on April 23, 2021 (or the Effective Date), we met the criteria for and were required to adopt fresh start accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 852 – Reorganizations. As a result of the application of fresh start accounting and the effects of the implementation of our restructuring plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (including December 31, 2021, March 31, 2022 and the three-month period ended March 31, 2022). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (including the three-month period ended March 31, 2021). See Note 1 “General Information” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Relisting on NYSE

We received approval in the first quarter of 2022 to relist our unrestricted common stock on the New York Stock Exchange (or NYSE) under the ticker symbol "DO." Our common stock commenced trading on the NYSE on March 30, 2022.

Market Overview

In the first quarter of 2022, commodity prices continued to improve, supporting global demand for offshore drilling services. Brent oil prices in the first quarter of 2022 averaged approximately $100 per barrel compared to approximately $80 per barrel in the fourth quarter of 2021. Some third-party experts have predicted that improvement in commodity pricing will bolster capital spending by over 35% in 2023, as compared to 2022, although there can be no assurance as to whether and such increases may occur. In addition to commodity prices, demand for offshore drilling appears to be supported by geopolitical events, such as Russia’s invasion of Ukraine, the related economic sanctions imposed on Russia and a renewed interest in energy security across Europe and the United States.

Coupled with increased demand for floating drilling rigs, supply has continued to wane from historical highs, albeit at a slower pace than previously experienced. Offshore drilling contractors continue to remove less capable, less efficient, rigs from the market while at the same time reactivating certain stacked rigs that are awarded contracts. In addition, as dayrates continue to improve, the likelihood that idle capacity stranded in shipyards around the world may enter the market increases materially.

Although it appears that demand for floaters continues to grow, we remain cautious as headwinds to a recovery continue to loom. Costs to operate our business have continued to see upward inflationary pressure. From raw materials such as steel to both offshore and onshore labor, the industry continues to grapple with higher than previously experienced cost inflation. The majority of these costs cannot be passed on to our clients as we are in fixed dayrate contracts that have little to no room for adjustment with regard to cost inflation. Headwinds are also present from client capital allocation choices which continue to focus on renewable energy sources. These investments could lead to a degradation in the demand profile for our services in the long term as offshore hydrocarbons are replaced with alternative forms of energy. Notwithstanding these challenges, global energy demand continues to improve, and we expect both traditional and renewable sources of energy to be needed to meet the world’s energy needs, much of which we expect to be produced offshore.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2022 through 2024.

Contract Drilling Backlog

We believe that our contract drilling backlog provides a useful indicator of our future revenue-earning opportunities. Our contract drilling backlog, as presented below, includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. The contract period is based on the number of stated days for fixed-term contracts or an estimated duration (in days) for contracts based on a fixed number of wells. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned may be different than the amounts and periods shown in the tables below due to various factors. Our utilization rates, which generally have approached 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including unscheduled repairs and maintenance, weather conditions and effects of COVID-19 and related delays. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

The backlog information presented below does not, nor is it intended to, align with the disclosures related to revenue expected to be recognized in the future related to unsatisfied performance obligations, which are presented in Note 2 “Revenue from Contracts with Customers” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. Contract drilling backlog includes only future dayrate revenue as described above, while the disclosure in Note 2 “Revenue from Contracts with Customers” excludes dayrate revenue and reflects expected future revenue for mobilization, demobilization and capital modifications to our rigs, which are related to non-distinct promises within our signed contracts. See “– Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows.”

The following table reflects our contract drilling backlog as of April 1, 2022 (and does not include any contracts signed after April 1, 2022 but prior to the date of this report), January 1, 2022 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2021), and April 1, 2021 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021) (in millions).

	April 1, 2022 (1)	January 1, 2022 (1)	April 1, 2021 (2)
Contract Drilling Backlog	$1,152	$1,191	$1,092

(1)
Includes contract backlog of $116.0 million and $95.0 million at April 1, 2022 and January 1, 2022, respectively, attributable to customer drilling contracts secured for rigs managed by us. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.
(2)
Contract drilling backlog as of April 1, 2021 excludes future commitment amounts totaling approximately $74.0 million payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of April 1, 2022 (in millions).

	For the Years Ending December 31,
	Total	2022 (1)	2023	2024
Contract Drilling Backlog (2)	$1,152	$570	$447	$135

(1)
Represents the nine-month period beginning April 1, 2022.
(2)
Includes contract backlog of $100.0 million and $16.0 million in 2022 and 2023, respectively, attributable to customer drilling contracts secured for two rigs managed under the MMSA. We have entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.

The following table reflects the percentage of rig days per year committed as of April 1, 2022. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2022 (1)	2023	2024
Percentage of Rig Days Committed (2)	56%	37%	11%

(1)
Represents the nine-month period beginning April 1, 2022.
(2)
As of April 1, 2022, includes approximately 146 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects in the remainder of 2022.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

COVID-19 Pandemic. The COVID-19 outbreak and efforts to mitigate the spread of the virus continue to adversely impact our business as a result of risks to the safety of our personnel, as well as travel restrictions that may continue to arise, challenging the ability to move personnel, equipment, supplies and service personnel to-and-from our drilling rigs. In response, we have adopted COVID-19 vaccination and testing requirements, as well as other health protocols designed to ensure the safety of our offshore personnel based on the regions in which our rigs are operating. In the current environment, we have been able to modify and/or eliminate some of our initial protocols implemented early after the onset of the pandemic. We incurred incremental costs of approximately $2.4 million and $3.2 million related to the COVID-19 pandemic during the Successor quarters ended March 31, 2022 and December 31, 2021, respectively. We expect to incur similar types of costs during the remainder of 2022 but cannot predict the future financial impact of our response to the COVID-19 pandemic nor its duration or potential effects in this fluid environment. As such, costs may be more than projected, perhaps by a material amount.

Regulatory Surveys and Planned Downtime. We perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs and every two-and-one-half years for our North Sea rigs. Our operating income is negatively impacted when we perform these required regulatory surveys due to planned downtime during the inspection period. Our operating income is also reduced by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the remainder of 2022, we expect to spend approximately 146 days of planned downtime, including approximately 64 days for mobilization and contract preparation activities for the Ocean BlackHawk, approximately 39 days for an intermediate survey and anchor winch repairs for the Ocean Patriot, approximately 30 days for the demobilization of the Ocean Onyx and approximately 13 days for mobilizations between contracts for the Ocean Apex. Subject to ongoing assessments, the Ocean Endeavor may require an additional out-of-service period in the latter part of 2022 for further repairs and enhancements. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, repairs, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico, as defined by the relevant insurance policy. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial condition, results of operations and cash flows. Under our current insurance policy, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $10.0 million per occurrence. In addition, we currently carry loss-of-hire insurance on certain rigs to cover lost cash flow when a rig is damaged (other than when caused by named windstorms in the U.S. Gulf of Mexico) but have not purchased loss-of-hire insurance for our entire fleet.

In addition, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, collisions, and wreck removals, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Under these marine liability policies, we self-insure $1.0 million to $5.0 million per occurrence, depending on jurisdiction, but up to $25.0 million for liabilities arising out of named windstorms in the U.S. Gulf of Mexico. Depending on the nature, severity, and frequency of claims that might arise during the policy year, if the aggregate level of claims exceed certain thresholds, we may self-insure up to $100.0 million for each subsequent occurrence.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 “General Information” of our notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

We have elected to present a comparison of our results of operations for the current quarter with that of the immediately preceding quarter, as permitted under Item 303(c)(2)(ii) of Regulation S-K. We believe this comparison is more useful in identifying business trends and provides a more meaningful analysis of our business as our results are largely driven by market changes rather than seasonal business activity. We continue to present the required comparison of current year-to-date results with the same period of the prior year.

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. We believe that R-E days provide a comparative measurement of the activity level of our fleet, rig utilization is an indicator of our ability to secure work for and the operational efficiency of our fleet and average daily revenue provides a comparative measure for our revenue-earning performance. We utilize these performance indicators in the review of our business and operating results and believe these are useful metrics for investors to utilize in evaluating our performance. The tables presented below include these three key performance indicators and other comparative data relating to our revenues and operating expenses for the respective periods (in thousands, except days, daily amounts and percentages) for the Successor three-month periods ended March 31, 2022 and December 31, 2021 and the Predecessor three-month period ended March 31, 2021.

Results for the three-month periods ended March 31, 2022, December 31, 2021 and March 31, 2021.

	Successor		Predecessor
	Three Months Ended March 31,	Three Months Ended December 31,	Three Months Ended March 31,
	2022	2021	2021
REVENUE-EARNING DAYS (1)	668	878	580
UTILIZATION (2)	53%	68%	54%
AVERAGE DAILY REVENUE (3)	$224,900	$209,700	$211,300

CONTRACT DRILLING REVENUE	$150,252	$184,139	$122,553
REVENUE RELATED TO REIMBURSABLE EXPENSES	35,987	43,139	12,264
TOTAL REVENUES	$186,239	$227,278	$134,817
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$144,902	$138,647	$141,573
REIMBURSABLE EXPENSES	$35,613	$42,640	$11,837
OPERATING INCOME (LOSS)
Contract drilling services, net	$5,350	$45,492	$(19,020)
Reimbursable expenses, net	374	499	427
Depreciation	(26,952)	(24,618)	(74,626)
General and administrative expense	(16,732)	(16,301)	(12,366)
Impairment of assets	—	(132,449)	(197,027)
Gain on disposition of assets	4,044	81	5,401
Total Operating Loss	$(33,916)	$(127,296)	$(297,211)
Other income (expense):
Interest income	1	1	30
Interest expense, net of amounts capitalized	(8,325)	(9,306)	(32,562)
Foreign currency transaction gain (loss)	(2,129)	(1,256)	625
Reorganization items, net	—	(635)	(35,252)
Other, net	1,362	60	489
Loss before income tax benefit	(43,007)	(138,432)	(363,881)
Income tax benefit	8,653	13,564	2,200
NET LOSS	$(34,354)	$(124,868)	$(361,681)

(1)
An R-E day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)
Utilization is calculated as the ratio of total R-E days divided by the total calendar days in the period for all rigs in our fleet (including managed and cold-stacked rigs).
(3)
Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet (including managed rigs) per R-E day.

Three Months Ended March 31, 2022 Compared to Three Months Ended December 31, 2021

Contract Drilling Revenue. Comparing the two quarters, contract drilling revenue decreased $33.9 million, primarily due to 210 fewer R-E days ($44.1 million), partially offset by higher average daily revenue earned ($10.2 million). The reduction in R-E days is a result of incremental downtime for shipyard projects for the Ocean Endeavor and Ocean Patriot (138 fewer R-E days), which were both out of service for repairs, including a special survey for the Ocean Patriot, during the first quarter of 2022. R-E days for the 2022 period also reflect incremental non-productive time for the Ocean Apex (88 fewer R-E days), which was warm stacked, awaiting contract commencement, and other net incremental non-productive time (14 days). The West Auriga, one of the rigs managed under the MMSA, commenced a one-year contract in the GOM in March 2022 (30 R-E days). Higher average daily revenue earned in the first quarter of 2022, compared to the fourth quarter of 2021, is primarily due to the operation of the managed rig, combined with a performance bonus earned by one of our owned drillships in 2022.

Revenue Related to Reimbursable Expenses. During the first quarter of 2022 and fourth quarter of 2021, we recognized gross reimbursable revenue and expenses of $23.2 million and $25.1 million, respectively, pursuant to the MMSA.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation, increased $6.3 million during the first quarter of 2022 compared to the fourth quarter of 2021, reflecting higher repair, maintenance and mobilization costs ($9.0 million), primarily for the Ocean Endeavor and Ocean Patriot, and costs associated with the operations of the West Auriga ($6.7 million). The increased expense was partially offset by lower equipment rental expense for our owned drillships ($6.8 million) and a net reduction in shorebase support and other costs ($2.6 million).

Impairment of Assets. During the fourth quarter of 2021, we recognized an impairment charge of $132.4 million to write down the carrying value of two semisubmersible rigs to their estimated fair value. No impairment charge was recognized in the first quarter of 2022.

Gain on Disposition of Assets. During the first quarter of 2022, we sold the Ocean Valor for aggregate proceeds of approximately $6.6 million and recognized a net gain on the transaction of $4.2 million.

Income Tax Benefit. We estimate our annual effective tax rate (or AETR) for continuing operations in recording our interim quarterly income tax provision taking into account the various jurisdictions in which we operate. Discrete tax adjustments are excluded from the computation of the AETR and recorded in the quarter in which they occur.

We recorded a net income tax benefit of $8.7 million (20.1% effective tax rate) for the quarter ended March 31, 2022, inclusive of a $3.6 million benefit reflecting remeasurement of unrecognized tax benefits due to strengthening of the U.S. dollar relative to foreign currencies. For the three months ended December 31, 2021, we recorded a net income tax benefit of $13.6 million (9.8% effective tax rate). The higher effective tax rate for the quarter ended March 31, 2022 reflects our domestic and international jurisdictional mix of estimated pre-tax income and losses for the period.

Three Months Ended March 31, 2022 (Successor) Compared to Three Months Ended March 31, 2021 (Predecessor)

Contract Drilling Revenue. Contract drilling revenue increased $27.7 million during the first quarter of 2022 compared to the first quarter of 2021, primarily due to 88 incremental R-E days ($18.6 million), combined with an increase in average daily revenue ($9.1 million). The increase in R-E days in 2022 was primarily as a result of rigs commencing contracts subsequent to the first quarter of 2021 in Senegal (Ocean BlackRhino), Brazil (Ocean Courage) and the GOM (West Auriga) (203 days) and incremental R-E days for the Ocean Onyx, which had commenced its contract during the first quarter of 2021 (52 days). R-E days during the first quarter of 2022, compared to the first quarter of 2021, were reduced by incremental downtime for repairs (167 fewer days), primarily associated with shipyard projects for the Ocean Endeavor and Ocean Patriot. Average daily revenue increased in the first quarter of 2022 compared to the first quarter of 2021, primarily due to contracts renegotiated after the first quarter of 2021.

Contract Drilling Expense, Excluding Depreciation. During the first quarter of 2022, contract drilling expense, excluding depreciation, was $144.9 million compared to $141.6 million for the first quarter of 2021. The $3.3 million increase in costs in the first quarter of 2022, compared to the same period of 2021, is primarily attributable to incremental contract drilling expense for the managed rigs ($6.7 million) and higher labor and related costs ($4.7 million), integrated services costs associated with the current contract for the Ocean Courage ($2.4 million) and other net cost ($0.4 million). The increase in contract drilling expense was partially offset by reduced equipment rental costs ($10.9 million), reflecting the impact of a lease modification for our blowout preventer and related well control equipment leases on our drillships.

Depreciation Expense. Depreciation expense for the first quarter of 2022 and 2021 was $26.9 million and $74.6 million, respectively. The decline in depreciation expense in the 2022 quarter was primarily due to the reduction in depreciable value of our rigs and equipment as a result of the fair value remeasurement of such assets from the application of fresh start accounting on the Effective Date and asset impairments recognized in the fourth quarter of 2021.

General and Administrative Expense. During the first quarter of 2022, we incurred general and administrative costs of $16.7 million compared to $12.4 million in the first quarter of 2021. The increase in expense in the first quarter of 2022 is primarily attributable to higher legal and other professional costs, combined with incremental compensation expense associated with stock-based compensation awards subsequent to the first quarter of 2021.

Impairment of Assets. During the first quarter of 2021, we recognized an aggregate impairment charge of $197.0 million to write down the carrying value of one of our rigs with indicators of impairment. No impairment charges were recognized during first quarter of 2022.

Interest Expense. Interest expense for the first quarter of 2022 included interest cost related to our exit financing ($5.7 million) and imputed interest expense related to our equipment finance leases ($2.7 million).

Upon filing for bankruptcy protection on April 26, 2020, we ceased accruing interest expense on our then outstanding long-term indebtedness and borrowings outstanding under our previous credit facility. However, due to provisions in our plan of reorganization, we resumed recognizing interest on our outstanding borrowings under the previous credit facility and accrued interest expense of $32.6 million for the Predecessor three months ended March 31, 2021, inclusive of a $23.4 million catch-up adjustment for the period from April 26, 2020 to December 31, 2020.

Income Tax Benefit. We recorded a net income tax benefit of $8.7 million (20.1% effective tax rate) for the quarter ended March 31, 2022, as compared with the Predecessor's income tax expense of $2.2 million (0.6% effective tax rate) for the first quarter of 2021. The effective tax rate for the first quarter of 2021 reflects certain consequences of the Predecessor's bankruptcy filing. The relatively larger income tax benefit for the first quarter of 2022 reflects changes in the domestic and international jurisdictional mix of our pre-tax income and loss, which are consequences, in part, of realigning substantially all of our assets and operations under a foreign subsidiary in the second quarter of 2021.

Liquidity and Capital Resources

We have available a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement) that provides for a $400.0 million senior secured revolving credit facility with a $100.0 million sublimit for the issuance of letters of credit thereunder (or the Exit RCF). At May 6, 2022, we had borrowings of $103.5 million outstanding under the Exit RCF and had utilized $24.1 million for the issuance of letters of credit. As of May 6, 2022, approximately $275.9 million was available for borrowings or the issuance of letters of credit under the Exit RCF. However, the availability of borrowings and letters of credit under the Exit RCF is subject to the satisfaction of certain conditions (as specified in the Exit Revolving Credit Agreement), including restrictions on borrowings.

In addition, we have approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional First Lien Notes, none which had been issued as of May 6, 2022.

We have also historically relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include funding of our working capital requirements and capital expenditures, as well as the servicing of our debt repayments and interest payments. As of May 6, 2022, all of our rigs, excluding managed rigs, are owned and operated, directly or indirectly, by DFAC. Our management has determined that we will permanently reinvest foreign earnings, which restricts the ability to utilize cash flows of DFAC on a company-wide basis. To the extent possible, we expect to utilize the operating cash flows and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each respective entity's working capital requirements and capital commitments.

As of April 1, 2022, our contractual backlog was $1.2 billion. At March 31, 2022, we had cash available for current operations of $73.0 million, including $19.2 million that is subject to restrictions pursuant to the MMSA.

Sources and Uses of Cash

Historical Cash Flow from Operations

For the Successor three-month period ended March 31, 2022, our operating activities generated cash flows of $9.1 million. Cash receipts from contract drilling services ($199.4 million) were partially offset by cash expenditures for contract drilling, shorebase support, general and administrative costs, cash collateral requirements and cash income taxes paid ($190.3 million).

Cash outlays for capital expenditures and finance lease obligations during the first three months of 2022 aggregated $20.0 million and $3.8 million, respectively. Asset sales, including the sale of the Ocean Valor, generated cash proceeds of $5.0 million during the same period. We borrowed $20.0 million under the Exit RCF during the first three months of 2022.

For the Predecessor three-month period ended March 31, 2021, cash outlays for contract drilling, shorebase support, and general and administrative costs ($137.1 million), professionals in connection with our bankruptcy filing ($35.3 million) and cash income taxes, net ($3.3 million) more than offset cash receipts from contract drilling services ($126.5 million).

Cash outlays for capital expenditures aggregated $40.6 million for the first three months of 2021, while proceeds from asset sales, including the sales of the Ocean America and Ocean Rover, were $7.4 million during the same period.

Upgrades and Other Capital Expenditures

As of the date of this report, we expect cash capital expenditures for 2022 to be approximately $54 million to $60 million pursuant to our capital maintenance programs.

Other Obligations

As of March 31, 2022, the total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment was $42.7 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (or the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “would,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•
the effects of our former bankruptcy proceedings on our operations, including our relationships with employees, regulatory authorities, customers, suppliers, banks, insurance companies and other third parties, and agreements;
•
strategic alternatives to maximize shareholder value, potential actions our Board of Directors may or may not take in connection therewith, the process and timetable for such exploration and any future public comments regarding such matters;
•
market conditions and the effect of such conditions on our future results of operations;
•
sources and uses of and requirements for financial resources and sources of liquidity;
•
customer spending programs;
•
business plans or financial condition of our customers, including with respect to or as a result of the COVID-19 pandemic;
•
duration and impacts of the COVID-19 pandemic, including new variants of the virus, lockdowns, re-openings and any other related actions taken by businesses and governments the offshore drilling industry and on our business, operations, supply chain and personnel, financial condition, results of operations, cash flows and liquidity;
•
expectations regarding our plans and strategies, including plans, effects and other matters relating to the COVID-19 pandemic and any new variants;
•
contractual obligations and future contract negotiations;
•
interest rate and foreign exchange risk and the transition away from LIBOR;
•
operations outside the United States;
•
geopolitical events and risks including Russia’s invasion of Ukraine and related sanctions;
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
•
financing plans;
•
market outlook;
•
commodity prices;
•
economic trends or developments with respect to inflation or interest rates;
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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A.

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

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. As of March 31, 2022, our variable interest rate debt included $103.5 million of outstanding borrowings under the Exit RCF, $6.1 million for the issuance of letters of credit under the Exit RCF and $100.0 million outstanding under our senior secured term loan agreement we entered into on the Effective Date. At this level of variable-rate debt, the impact of a 100-basis point increase in market interest rates would not have a material effect (estimated $2.1 million increase in interest expense on an annualized basis). Our 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

There were no other material changes in our market risk components for the three months ended March 31, 2022. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 8 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, includes a detailed discussion of certain material risk factors facing the Company. The risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, are incorporated herein by reference. No material changes have been made to such risk factors as of March 31, 2022.

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

10.1*

Amendment No. 1, dated as of February 10, 2022, to Restricted Stock Award Agreement, dated as of May 8, 2021, between Diamond Offshore Drilling, Inc. and Bernie Wolford, Jr. with respect to the performance-vesting award.

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date May 10, 2022	By:	/s/ Dominic A. Savarino
Dominic A. Savarino
Senior Vice President and Chief Financial Officer