Form 10-Q
period 2022-06-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2022-08-10
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022 Common stock, $0.0001 par value per share 101,381,096 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)

	Successor
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$42,897	$38,388
Restricted cash	14,727	24,341
Accounts receivable	156,984	151,917
Less: allowance for credit losses	(5,610)	(5,582)
Accounts receivable, net	151,374	146,335
Prepaid expenses and other current assets	65,871	61,440
Asset held for sale	—	1,000
Total current assets	274,869	271,504
Drilling and other property and equipment, net of
accumulated depreciation	1,159,535	1,175,895
Other assets	80,319	84,041
Total assets	$1,514,723	$1,531,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,942	$38,661
Accrued liabilities	145,730	143,736
Taxes payable	26,774	34,500
Current finance lease liabilities	16,401	15,865
Total current liabilities	237,847	232,762
Long-term debt	306,438	266,241
Noncurrent finance lease liabilities	140,087	148,358
Deferred tax liability	2,306	1,626
Other liabilities	104,193	114,748
Commitments and contingencies (Note 8)
Total liabilities	790,871	763,735
Stockholders’ equity:
Preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021)	—	—
Common stock (par value $0.0001, 750,000 shares authorized; 100,149 shares issued and 100,131 shares outstanding at June 30, 2022 and 100,075 shares issued and outstanding at December 31, 2021)	10	10
Additional paid-in capital	957,608	945,039
Treasury stock	(139)	—
Accumulated deficit	(233,627)	(177,344)
Total stockholders’ equity	723,852	767,705
Total liabilities and stockholders’ equity	$1,514,723	$1,531,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Successor		Predecessor
		Period from	Period from
	Three Months	April 24, 2021	April 1, 2021
	Ended	through	through
	June 30, 2022	June 30, 2021	April 23, 2021
Revenues:
Contract drilling	$176,879	$98,033	$30,811
Revenues related to reimbursable expenses	28,823	16,878	3,751
Total revenues	205,702	114,911	34,562
Operating expenses:
Contract drilling, excluding depreciation	142,150	90,711	40,053
Reimbursable expenses	28,554	16,572	3,640
Depreciation	25,693	18,735	18,132
General and administrative	19,753	16,217	2,670
Gain on disposition of assets	(685)	(176)	(85)
Total operating expenses	215,465	142,059	64,410
Operating loss	(9,763)	(27,148)	(29,848)
Other income (expense):
Interest income	—	1	—
Interest expense, net of amounts capitalized (excludes $7,124 of contractual interest expense on debt subject to compromise for the period from April 1, 2021 through April 23, 2021)	(10,103)	(7,097)	(2,265)
Foreign currency transaction gain (loss)	1,607	(914)	(797)
Reorganization items, net	—	(5,538)	(1,604,512)
Other, net	(47)	10,706	(90)
Loss before income tax (expense) benefit	(18,306)	(29,990)	(1,637,512)
Income tax (expense) benefit	(3,623)	(17,303)	37,204
Net loss	$(21,929)	$(47,293)	$(1,600,308)
Loss per share, Basic and Diluted	$(0.22)	$(0.47)	$(11.59)
Weighted-average shares outstanding, Basic and Diluted	100,108	100,059	138,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Successor		Predecessor
		Period from	Period from
	Six Months	April 24, 2021	January 1, 2021
	Ended	through	through
	June 30, 2022	June 30, 2021	April 23, 2021
Revenues:
Contract drilling	$327,131	$98,033	$153,364
Revenues related to reimbursable expenses	64,810	16,878	16,015
Total revenues	391,941	114,911	169,379
Operating expenses:
Contract drilling, excluding depreciation	287,052	90,711	181,626
Reimbursable expenses	64,167	16,572	15,477
Depreciation	52,645	18,735	92,758
General and administrative	36,485	16,217	15,036
Impairment of assets	—	—	197,027
Gain on disposition of assets	(4,729)	(176)	(5,486)
Total operating expenses	435,620	142,059	496,438
Operating loss	(43,679)	(27,148)	(327,059)
Other income (expense):
Interest income	1	1	30
Interest expense, net of amounts capitalized (excludes $35,390 of contractual interest expense on debt subject to compromise for the period from January 1, 2021 through April 23, 2021)	(18,428)	(7,097)	(34,827)
Foreign currency transaction gain (loss)	(522)	(914)	(172)
Reorganization items, net	—	(5,538)	(1,639,763)
Other, net	1,315	10,706	398
Loss before income tax benefit (expense)	(61,313)	(29,990)	(2,001,393)
Income tax benefit (expense)	5,030	(17,303)	39,404
Net loss	$(56,283)	$(47,293)	$(1,961,989)
Loss per share, Basic and Diluted	$(0.56)	$(0.47)	$(14.21)
Weighted-average shares outstanding, Basic and Diluted	100,092	100,059	138,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2022
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
April 1, 2022 (Successor)	100,075	$10	$949,511	$(211,698)	—	$—	$737,823
Net loss	—	—	—	(21,929)	—	—	(21,929)
Stock-based compensation, net of tax	56	—	8,097	—	18	(139)	7,958
June 30, 2022 (Successor)	100,131	$10	$957,608	$(233,627)	18	$(139)	$723,852

	Six Months Ended June 30, 2022
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
January 1, 2022 (Successor)	100,075	$10	$945,039	$(177,344)	—	$—	$767,705
Net loss	—	—	—	(56,283)	—	—	(56,283)
Stock-based compensation, net of tax	56	—	12,569		18	(139)	12,430
June 30, 2022 (Successor)	100,131	$10	$957,608	$(233,627)	18	$(139)	$723,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2021
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
April 1, 2021 (Predecessor)	145,264	$1,453	$2,029,979	$(204,384)	7,210	$(206,163)	$1,620,885
Net loss	—	—	—	(1,600,308)	—	—	(1,600,308)
Cancellation of Predecessor equity	(145,264)	(1,453)	(2,029,979)	1,804,692	(7,210)	206,163	(20,577)
April 23, 2021 (Predecessor)	—	—	—	—	—	—	—

Issuance of Successor equity	100,000	10	934,800	—	—	—	934,810
April 24, 2021 (Successor)	100,000	10	934,800	—	—	—	934,810
Net loss	—	—	—	(47,293)	—	—	(47,293)
Stock-based compensation, net of tax	75	—	992	—	—	—	992
June 30, 2021 (Successor)	100,075	$10	$935,792	$(47,293)	—	$—	$888,509

	Six Months Ended June 30, 2021
			Additional	Retained Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
January 1, 2021 (Predecessor)	145,264	$1,453	$2,029,979	$157,297	7,210	$(206,163)	$1,982,566
Net loss	—	—	—	(1,961,989)	—	—	(1,961,989)
Cancellation of Predecessor equity	(145,264)	(1,453)	(2,029,979)	1,804,692	(7,210)	206,163	(20,577)
April 23, 2021 (Predecessor)	-	$-	$-	$—	—	$—	$-

Issuance of Successor equity	100,000	10	934,800				934,810
April 24, 2021 (Successor)	100,000	$10	$934,800	$—	—	$—	$934,810
Net loss	—	—	—	(47,293)	—	—	(47,293)
Stock-based compensation, net of tax	75	—	992	—	—	—	992
June 30, 2021 (Successor)	100,075	$10	$935,792	$(47,293)	—	$—	$888,509

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor		Predecessor
		Period from	Period from
	Six Months Ended	April 24, 2021	January 1, 2021
	June 30,	through	through
	2022	June 30, 2021	April 23, 2021
Operating activities:
Net loss	$(56,283)	$(47,293)	$(1,961,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,645	18,735	92,758
Loss on impairment of assets	—	—	197,027
Reorganization items, net	—	—	1,587,392
Gain on disposition of assets	(4,729)	(176)	(5,486)
Deferred tax provision	(1,975)	9,952	(35,894)
Stock-based compensation expense	12,658	1,134	—
Contract liabilities, net	(20,870)	23,572	10,617
Contract assets, net	(3,348)	(509)	(742)
Deferred contract costs, net	(3,859)	(14,987)	(12,034)
Collateral deposits	17,464	—	—
Other assets, noncurrent	(443)	(1,426)	2,685
Other liabilities, noncurrent	428	458	(371)
Other	842	654	3,158
Changes in operating assets and liabilities:
Accounts receivable	(5,039)	(53,759)	2,108
Prepaid expenses and other current assets	(9,417)	(26)	(2,791)
Accounts payable and accrued liabilities	28,832	(9,972)	29,302
Taxes payable	(17,711)	7,604	(5,804)
Net cash used in operating activities	(10,805)	(66,039)	(100,064)
Investing activities:
Capital expenditures	(32,353)	(23,973)	(49,119)
Proceeds from disposition of assets, net of disposal costs	5,788	193	7,484
Net cash used in investing activities	(26,565)	(23,780)	(41,635)
Financing activities:
Repayment of borrowings under revolving credit facility	—	—	(442,034)
Proceeds from exit facilities	40,000	30,000	200,000
Issuance of exit notes	—	—	75,000
Principal payments of finance lease liabilities	(7,735)	(2,240)	—
Debt issuance costs and arrangement fees	—	—	(6,218)
Net cash provided by (used in) financing activities	32,265	27,760	(173,252)
Net change in cash, cash equivalents and restricted cash	(5,105)	(62,059)	(314,951)
Cash, cash equivalents and restricted cash, beginning of period	62,729	115,429	430,380
Cash, cash equivalents and restricted cash, end of period	$57,624	$53,370	$115,429

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

Fresh Start Accounting

Upon our emergence from bankruptcy on April 23, 2021 (or the Effective Date), we met the criteria for and were required to adopt fresh start accounting in accordance with the Financial Accounting Standards Board (or FASB) Accounting Standards Codification Topic No. 852 – Reorganizations, which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date.

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the Effective Date. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of our restructuring plan, the financial statements for periods after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (including December 31, 2021, June 30, 2022, the three-month and six-month periods ended June 30, 2022 and the period from April 24, 2021 through June 30, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (including the period from January 1, 2021 through April 23, 2021 and the period from April 1, 2021 through April 23, 2021).

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

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities. At June 30, 2022 and December 31, 2021, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

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

Revenues Related to Managed Rigs

In May 2021, we entered into an arrangement with Aquadrill LLC, an offshore drilling company, for us to provide management and marketing services (or the MMSA) for three of its rigs. In July 2022, we received notice of termination of the MMSA for one of these rigs, the West Capricorn. However, we will continue performing management services for this rig for a period of time pursuant to the notice of termination and the MMSA.

Per the MMSA, for stacked rigs we earn a daily service fee and are entitled to reimbursement of direct costs incurred in accordance with the agreement. For rigs operating under a drilling contract, in addition to the service fee and reimbursement of direct costs, we are entitled to a gross margin bonus, as adjusted pursuant to the MMSA, and a commission. The daily service fee revenue is recognized in line with the contractual rate billed for the services provided and is reported in “Contract drilling” in our unaudited Condensed Consolidated Statements of Operations. We record the revenue relating to reimbursed expenses at the gross amount incurred and billed to the rig owner, as “Revenues related to reimbursable expenses” in our unaudited Condensed Consolidated Statements of Operations.

In March 2022, the West Auriga, one of the three managed rigs, began a one-year contract in the U.S. Gulf of Mexico (or GOM). Upon commencement of operations of the West Auriga, the MMSA for this rig was suspended and replaced by a charter agreement for the duration of the drilling contract. We have entered into the drilling contract directly with the customer and will receive and recognize revenue under the terms of the contract and have reported the revenue earned as “Contract drilling” in our unaudited Condensed Consolidated Statements of Operations. We have determined that the charter arrangement is an operating lease, and the related charter fee has been reported as lease expense within “Contract drilling, excluding depreciation” in our unaudited Condensed Consolidated Statements of Operations.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	Successor
	June 30,	December 31,
	2022	2021
Trade receivables	$140,777	$130,021
Current contract assets (1)	5,183	1,835
Current contract liabilities (deferred revenue) (1)	(22,442)	(38,506)
Noncurrent contract liabilities (deferred revenue) (1)	(4,980)	(9,787)
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

Significant changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Successor
Net Contract
Balances
Contract assets at January 1, 2022	$1,835
Contract liabilities at January 1, 2022	(48,293)
Net balance at January 1, 2022	(46,458)
Decrease due to amortization of revenue included in the beginning contract liability balance	12,582
Decrease due to cash received, excluding amounts recognized as revenue during the period	8,104
Increase due to revenue recognized during the period but contingent on future performance	3,533
Net balance at June 30, 2022	$(22,239)
Contract assets at June 30, 2022	$5,183
Contract liabilities at June 30, 2022	(27,422)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of June 30, 2022 (in thousands):

	For the Years Ending December 31,
	2022 (1)	2023	2024	Total
Mobilization and contract preparation revenue	$4,462	$6,252	$225	$10,939
Capital modification revenue	8,489	5,364	287	14,140
Demobilization and other deferred revenue	2,563	82	—	2,645
Total	$15,514	$11,698	$512	$27,724
(1)
Represents the six-month period beginning July 1, 2022.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at June 30, 2022. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB Accounting Standards Update (or ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

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

No asset impairments were recorded in the Successor six-month period ended June 30, 2022 or the period from April 24, 2021 through June 30, 2021.

4. Supplemental Financial Information

Unaudited Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	Successor
	June 30,	December 31,
	2022	2021
Trade receivables	$140,777	$130,021
Federal income tax receivables	9,320	9,278
Value added tax receivables	4,833	9,729
Related party receivables	76	66
Other	1,978	2,823
	156,984	151,917
Allowance for credit losses	(5,610)	(5,582)
Total	$151,374	$146,335

The allowance for credit losses at June 30, 2022 and December 31, 2021 represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 5 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	Successor
	June 30,	December 31,
	2022	2021
Prepaid taxes	$18,989	$16,163
Deferred contract costs	13,859	7,267
Rig spare parts and supplies	8,847	3,716
Prepaid insurance	6,446	3,436
Current contract assets	5,183	1,835
Prepaid rig costs	4,673	4,048
Collateral deposits	—	17,480
Other	7,874	7,495
Total	$65,871	$61,440

Accrued liabilities consist of the following (in thousands):

	Successor
	June 30,	December 31,
	2022	2021
Rig operating costs	$40,250	$42,532
Deferred revenue	22,442	38,506
Payroll and benefits	32,074	29,268
Current operating lease liability	16,121	15,998
Contract advances	15,699	—
Shorebase and administrative costs	6,729	5,776
Personal injury and other claims	4,776	5,598
Interest payable	2,462	2,986
Accrued capital project/upgrade costs	2,234	2,219
Other	2,943	853
Total	$145,730	$143,736

Unaudited Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information are as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
	Six Months Ended	April 24, 2021	January 1, 2021
	June 30,	through June 30,	through April 23,
	2022	2021	2021
Accrued but unpaid capital expenditures at period end	$2,234	$8,805	$18,617
Accrued but unpaid debt issuance costs and arrangement fees (1)	—	7,047	7,588
Common stock withheld for payroll tax obligations (2)	139	—	—
Cash interest payments	12,514	1,346	37,593
Cash paid for reorganization items, net	—	15,809	37,566
Cash income taxes paid, net of (refunds):
Foreign	11,578	101	3,460
U.S. Federal	2,387	—	—
State	—	—	(34)

(1)
Represents unpaid debt issuance costs related to our exit financing that were incurred and capitalized during the Predecessor period from January 1, 2021 through April 23, 2021.

(2)
Represents the cost of 17,806 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock in the Successor six-month period ended June 30, 2022. These costs for the Successor six-month period ended June 30, 2022 are presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Successor Balance Sheet at June 30, 2022.

5. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At June 30, 2022, we believe that we have potentially significant concentrations of credit risk due to the number of rigs we currently have contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We have not required any credit enhancements by our customers or required any to pay for services in advance at June 30, 2022. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At June 30, 2022, $8.0 million in trade receivables were considered past due by 30 days or more, of which $7.5 million were fully reserved for in previous years and $0.3 million of the remaining $0.5 million were more than 90 days past due.

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

For purposes of calculating our current estimate of credit losses at June 30, 2022 and December 31, 2021, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period. Our current estimate of credit losses under CECL was $0.1 million at both June 30, 2022 and December 31, 2021. Our total allowance for credit losses was $5.6 million at both June 30, 2022 and December 31, 2021. See Note 4 “Supplemental Financial Information.”

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

Assets and liabilities measured at fair value are summarized below (in thousands).

	Successor
	June 30, 2022
	Fair Value Measurements Using				Total Gains
	Level 1	Level 2	Level 3	Liabilities at Fair Value	Three Months Ended (1)	Six Months Ended (1)
Recurring fair value measurements:
Liability-classified Director restricted stock units	$617	$—	$—	$617	$120	$241

(1)
Represents a reduction in stock compensation expense due to marking-to-market liability-classified restricted stock units granted to our non-employee directors in April 2021.

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

Our debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, our long term debt would be considered Level 2 liabilities. The fair value of these instruments was derived using valuation specialists at June 30, 2022 and December 31, 2021.

Fair values and related carrying values of our long-term debt are shown below (in millions).

	Successor
	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exit Term Loans	$87.6	$100.0	$100.0	$100.0
First Lien Notes	85.1	86.1	86.2	86.1

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

6. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	Successor
	June 30,	December 31,
	2022	2021
Drilling rigs and equipment	$1,093,694	$1,057,739
Finance lease right of use asset	174,571	174,571
Land and buildings	9,985	9,823
Office equipment and other	2,426	2,264
Cost	1,280,676	1,244,397
Less: accumulated depreciation	(121,141)	(68,502)
Drilling and other property and equipment, net	$1,159,535	$1,175,895

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

Borrowings under the Exit RCF may be used to finance capital expenditures, for working capital and other general corporate purposes. Availability of borrowings under the Exit RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings, as provided in the Exit Revolving Credit Agreement. At June 30, 2022, we had borrowings outstanding of $123.5 million under the Exit RCF, including $3.5 million in payment-in-kind loans, and $24.1 million had been utilized for the issuance of letters of credit. The weighted average interest rate on the combined borrowings outstanding under the Exit RCF at June 30, 2022 was 5.44%.

At August 8, 2022, we had borrowings of $143.5 million outstanding under the Exit RCF and had utilized $18.0 million for the issuance of letters of credit. As of August 8, 2022, approximately $242.0 million was available for borrowings or the issuance of letters of credit under the Exit RCF, subject to its terms and conditions.

On the Effective Date, we also entered into a senior secured term loan credit agreement (or the Exit Term Loan Credit Agreement), which provides for a $100.0 million senior secured term loan credit facility scheduled to mature on April 22, 2027, under which $100.0 million was drawn on the Effective Date (or the Exit Term Loans). The interest rate applicable to borrowings outstanding under the Exit Term Loan Credit Agreement was 7.624% at June 30, 2022.

Exit Debt

At June 30, 2022, the carrying value of the Successor long-term debt (or Exit Debt), net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

Successor
June 30,
2022
Borrowings under Exit RCF	$123,478
Exit Term Loans	99,111
First Lien Notes	83,849
Total Exit Debt, net	$306,438

The borrower under the Exit RCF and Exit Term Loan Credit Agreement (or, collectively, the Credit Facilities) is Diamond Foreign Asset Company (or DFAC) (or the Borrower) and the co-issuers of the 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or the First Lien Notes) are DFAC and Diamond Finance, LLC, a wholly-owned subsidiary of DFAC that was newly formed in connection with our emergence from bankruptcy. The Credit Facilities and the First Lien Notes are unconditionally guaranteed, on a joint and several basis, by the Borrower and certain of its direct and indirect subsidiaries (or, collectively with the Borrower, the Credit Parties and each, a Credit Party) and secured by senior priority liens on substantially all of the assets of, and the equity interests in, each Credit Party, including all rigs owned by the Company as of the Effective Date or acquired thereafter and certain assets related thereto, in each case, subject to certain exceptions and limitations described in the Credit Facilities and the indenture governing the First Lien Notes.

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

Additionally, these agreements contain other covenants, representations and warranties and events of default that are customary for a financing of this type. At June 30, 2022, we were in compliance with all covenants under the Exit Revolving Credit Agreement.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for certain of these taxes and the related penalties and interest and, accordingly, have recorded a $13.9 million and $13.7 million liability at June 30, 2022 and December 31, 2021, respectively, in "Other liabilities" in our unaudited Condensed Consolidated Balance

Sheets. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At June 30, 2022 our estimated liability for personal injury claims was $14.2 million, of which $4.8 million and $9.4 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Successor unaudited Condensed Consolidated Balance Sheets. At December 31, 2021 our estimated liability for personal injury claims was $13.5 million, of which $5.4 million and $8.1 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•
the severity and volume of personal injuries claimed;
•
the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•
inconsistent court decisions; and
•
the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At June 30, 2022, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Services Agreement. In February 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $24.0 million per year or an estimated $137.2 million in the aggregate over the remaining term of the agreements.

In addition, we lease Well Control Equipment for our drillships under ten-year finance leases.

Letters of Credit and Other. We were contingently liable as of June 30, 2022 in the amount of $42.7 million under certain tax, performance, supersedeas, VAT and customs bonds and letters of credit. Agreements relating to approximately $18.6 million of customs, tax, VAT and supersedeas bonds can require collateral at any time, while the remaining agreements, aggregating $24.1 million, cannot require collateral except in events of default.

9. Income Taxes

We currently claim benefits provided under an existing tax treaty between the United Kingdom and the Republic of Senegal that allows us to claim a reduced rate of income tax withholding with respect to certain bareboat charter revenue from Senegalese sources. On May 10, 2022, The Republic of Senegal deposited its instrument of ratification for the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (or the MLI), which will alter certain provisions of the existing United Kingdom-Senegal Tax Treaty, effective for periods beginning on or after January 1, 2023. We are currently analyzing the impact that the Republic of Senegal’s ratification of the MLI will have on our tax position and, consequently, our consolidated financial position, results of operations and cash flows.

10. Segments and Geographic Area Analysis

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At June 30, 2022, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed.

The following tables provide information about disaggregated revenue by country (in thousands):

	Successor
	Three Months Ended June 30, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$79,171	$15,964	$95,135
Australia	32,162	3,442	35,604
Senegal	26,704	4,103	30,807
United Kingdom	19,089	2,459	21,548
Brazil	19,753	—	19,753
Myanmar	—	2,855	2,855
Total	$176,879	$28,823	$205,702

	Successor
	Six Months Ended June 30, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$155,453	$42,203	$197,656
Australia	47,860	6,046	53,906
Senegal	53,820	5,849	59,669
United Kingdom	21,395	3,887	25,282
Brazil	39,019	—	39,019
Myanmar	9,584	6,825	16,409
Total	$327,131	$64,810	$391,941

	Successor
	Period from April 24, 2021 through June 30, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$50,777	$8,723	$59,500
Australia	23,949	5,280	29,229
United Kingdom	12,915	953	13,868
Brazil	3,224	—	3,224
Myanmar	7,168	1,922	9,090
Total	$98,033	$16,878	$114,911

	Predecessor
	Period from April 1, 2021 through April 23, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$19,171	$1,055	$20,226
Australia	5,357	1,543	6,900
United Kingdom	3,876	350	4,226
Myanmar	2,407	803	3,210
Total	$30,811	$3,751	$34,562

	Predecessor
	Period from January 1, 2021 through April 23, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$93,215	$7,048	$100,263
Australia	17,031	4,697	21,728
United Kingdom	27,967	2,300	30,267
Brazil	3,421	—	3,421
Myanmar	11,730	1,970	13,700
Total	$153,364	$16,015	$169,379

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

We provide contract drilling services to the energy industry around the globe with a fleet of 14 floater rigs (four owned drillships, eight semisubmersibles and two managed rigs). See “– Market Overview.”

Fresh Start Accounting

Upon emergence from bankruptcy on April 23, 2021 (or the Effective Date), we met the criteria for and were required to adopt fresh start accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 852 – Reorganizations. As a result of the application of fresh start accounting and the effects of the implementation of our restructuring plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (including December 31, 2021, June 30, 2022, the three-month and six-month periods ended June 30, 2022, and the period from April 24, 2021 through June 30, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (including the period from January 1, 2021 through April 23, 2021). See Note 1 “General Information” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Market Overview

Over the course of the second quarter of 2022, robust commodity prices continued to support offshore drilling demand, with Brent oil prices averaging approximately $113 per barrel, compared to approximately $100 per barrel in the first quarter of 2022, before settling in the $95 range as of the date of this report. In addition to robust oil prices, natural gas prices in the U.S. increased by approximately 60% in the second quarter compared to the first quarter of 2022. We believe that these improvements in commodity prices should lead to a significant increase in the cash flow generation for many of our potential customers. We expect this increase in cash flow to facilitate further capital investment by our clients, as they seek to satisfy global energy demand.

From March 2022 to July 2022, demand for floating offshore drilling rigs continued to improve, with the number of working rigs increasing by 23 rigs, or approximately 25%, based on industry reports. Some industry analysts predict that spending for offshore drilling services is likely to continue to increase in 2023 when compared to 2022. These analysts predict that the total spend for offshore drilling services will be approximately $26.7 billion in 2023, compared to $24.7 billion in 2022, representing an 8% increase year over year. Much of this demand growth is projected to be driven by growth in South America and Europe, where we currently have operations. As dayrates continue to show signs of improvement, it may become economic for other drillers to reactivate idle capacity or deliver newbuilds, limiting market upside or potentially placing downward pressure on utilization and dayrates.

Supply chain constraints and high inflation persist, driving some increases to our operating expense; however, these same forces may delay the timing, and increase the cost, of idle capacity returning to the market, thereby constraining supply in the near term.

Customer capital allocation decisions will continue to affect demand for our services. Investment mixes over time, coupled with energy demand and regulatory measures could lead to reduced demand for our services in the long term. Notwithstanding this risk, global energy demand continues to improve, and we expect increased investment in both traditional and renewable sources of energy to be required for years to come, much of which we expect to be invested in finding and producing hydrocarbons in the offshore segment.

See “– Contract Drilling Backlog” for future commitments of our rigs during the remainder of 2022 through 2024.

Contract Drilling Backlog

We believe that our contract drilling backlog provides a useful indicator of our future revenue-earning opportunities. Our contract drilling backlog, as presented below, includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. The contract period is based on the number of stated days for fixed-term contracts or an estimated duration (in days) for contracts based on a fixed number of wells. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned may be different than the amounts and periods shown in the tables below due to various factors. Our utilization rates, which generally have approached 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including unscheduled repairs and maintenance, weather conditions and effects of COVID-19 and related delays. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Revenue is generally not earned during periods of downtime for regulatory surveys; however, certain contracts may provide for reduced revenue during the survey period. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

The backlog information presented below does not, nor is it intended to, align with the disclosures regarding revenue expected to be recognized in the future related to unsatisfied performance obligations, which are presented in Note 2 “Revenue from Contracts with Customers” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report. Contract drilling backlog includes only future dayrate revenue as described above, while the disclosure in Note 2 “Revenue from Contracts with Customers” excludes dayrate revenue and reflects expected future revenue for mobilization, demobilization and capital modifications to our rigs, which are related to non-distinct promises within our signed contracts. See “– Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows.”

The following table reflects our contract drilling backlog as of July 1, 2022 (and does not include any contracts signed after July 1, 2022 but prior to the date of this report), January 1, 2022 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2021), and July 1, 2021 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021) (in millions).

	July 1, 2022 (1)	January 1, 2022 (1)	July 1, 2021 (2)
Contract Drilling Backlog	$995	$1,191	$1,073

(1)
Includes contract backlog of $91.8 million and $116.0 million at July 1, 2022 and January 1, 2022, respectively, attributable to customer drilling contracts secured for rigs managed, but not owned, by us. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.
(2)
Contract drilling backlog as of July 1, 2021 excludes future commitment amounts totaling approximately $47.0 million payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of July 1, 2022 (in millions).

	For the Years Ending December 31,
	Total	2022 (1)	2023	2024
Contract Drilling Backlog (2)	$995	$394	$456	$145

(1)
Represents the six-month period beginning July 1, 2022.
(2)
Includes contract backlog of $76.3 million and $15.5 million in 2022 and 2023, respectively, attributable to customer drilling contracts secured for two rigs managed under the MMSA. We have entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.

The following table reflects the percentage of rig days per year committed as of July 1, 2022. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2022 (1)	2023	2024
Percentage of Rig Days Committed (2)	71%	40%	14%

(1)
Represents the six-month period beginning July 1, 2022.
(2)
As of July 1, 2022, includes approximately 77 and 111 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects in the remainder of 2022 and in 2023, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

COVID-19 Pandemic. The COVID-19 outbreak and efforts to mitigate the spread of the virus continue to adversely impact our business as a result of risks to the safety of our personnel, as well as travel restrictions that may continue to arise, challenging the ability to move personnel, equipment, supplies and service personnel to and from our drilling rigs. In response, we have adopted COVID-19 vaccination and testing requirements, as well as other health protocols designed to ensure the safety of our offshore personnel based on the regions in which our rigs are operating. In the current environment, we have been able to modify and/or eliminate some of our initial protocols implemented after the onset of the pandemic. We incurred incremental costs of approximately $1.6 million and $2.4 million related to the COVID-19 pandemic during the Successor quarters ended June 30, 2022 and March 31, 2022, respectively. We expect to incur similar types of costs during the remainder of 2022 but cannot predict the future financial impact of our response to the COVID-19 pandemic or its duration or potential effects in this fluid environment. As such, costs realized in the future may be more than projected, perhaps by a material amount.

Regulatory Surveys and Planned Downtime. We perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs and an intermediate survey, which is performed every two-and-one-half years, for our North Sea rigs. Our operating income is negatively impacted when we perform these required regulatory surveys due to planned downtime during the inspection period. Our operating income is also reduced by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the second half of 2022, we expect to incur approximately 77 days of planned downtime, including approximately 55 days for shipyard repairs and enhancements for the Ocean Endeavor, approximately 14 days for the mobilization of the Ocean BlackHawk to Senegal and related contract preparation and customer acceptance activities and approximately eight days for the movement of rigs. During 2023, we expect to incur approximately 111 days of planned downtime, approximately 104 days for an equipment upgrade for the Ocean Apex and seven days for the completion of the Ocean Endeavor shipyard work that commenced in 2022 and demobilization of rigs. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, repairs, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. We believe that R-E days provide a comparative measurement of the activity level of our fleet, rig utilization is an indicator of our ability to secure work for and the operational efficiency of our fleet and average daily revenue provides a comparative measure for our revenue-earning performance. We utilize these performance indicators in the review of our business and operating results and believe these are useful metrics for investors to utilize in evaluating our performance. The tables presented below include these three key performance indicators and other comparative data relating to our revenues and operating expenses for the respective periods (in thousands, except days, daily amounts and percentages) for the Successor six-month period ended June 30, 2022, three-month periods ended June 30, 2022 and March 31, 2022 and the period from April 24, 2021 through June 30, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021.

Results for the Three-Month Periods Ended June 30, 2022 and March 31, 2022

	Successor
	Three Months Ended June 30,	Three Months Ended March 31,
	2022	2022
REVENUE-EARNING DAYS (1)	776	668
UTILIZATION (2)	57%	53%
AVERAGE DAILY REVENUE (3)	$227,800	$224,900

CONTRACT DRILLING REVENUE	$176,879	$150,252
REVENUE RELATED TO REIMBURSABLE EXPENSES	28,823	35,987
TOTAL REVENUES	$205,702	$186,239
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$142,150	$144,902
REIMBURSABLE EXPENSES	$28,554	$35,613
OPERATING INCOME (LOSS)
Contract drilling services, net	$34,729	$5,350
Reimbursable expenses, net	269	374
Depreciation	(25,693)	(26,952)
General and administrative expense	(19,753)	(16,732)
Gain on disposition of assets	685	4,044
Total Operating Loss	$(9,763)	$(33,916)
Other income (expense):
Interest income	—	1
Interest expense, net of amounts capitalized	(10,103)	(8,325)
Foreign currency transaction gain (loss)	1,607	(2,129)
Other, net	(47)	1,362
Loss before income tax (expense) benefit	(18,306)	(43,007)
Income tax (expense) benefit	(3,623)	8,653
NET LOSS	$(21,929)	$(34,354)

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

Three Months Ended June 30, 2022 Compared to Three Months Ended March 31, 2022

Contract Drilling Revenue. Contract drilling revenue increased $26.6 million during the three months ended June 30, 2022, compared to the three months ended March 31, 2022, primarily due to a 108-day increase in R-E days ($24.3 million), in addition to higher average daily revenue earned ($2.3 million). The increase in R-E days was primarily due to fewer downtime days during the second quarter of 2022 for the Ocean Endeavor and Ocean Patriot, both of which were out of service for repairs in the first quarter of 2022 (124 additional R-E days), and the Ocean Apex, which was warm stacked during the first quarter 2022 but commenced its current contract in May 2022 (53 additional R-E days). R-E days also reflect operation of the West Auriga, a rig managed under the MMSA, under a one-year contract in the GOM that commenced in March 2022 and other incremental R-E days (46 additional R-E days). The increase in R-E days was partially offset by incremental downtime associated with the cold stacking of the Ocean Monarch after completion of its contract in Myanmar (82 fewer days) and mobilization of the Ocean BlackHawk to Senegal (39 fewer days).

Revenue Related to Reimbursable Expenses. During the second quarter of 2022 and first quarter of 2022, we recognized gross reimbursable revenue and expenses of $11.6 million and $23.2 million, respectively, pursuant to the MMSA.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation was relatively unchanged for the three months ended June 30, 2022, compared to the three months ended March 31, 2022, decreasing a net $2.8 million. The decrease in contract drilling expense reflects lower repair, maintenance and mobilization costs ($7.2 million), primarily for the Ocean Endeavor and Ocean Patriot, and the absence of expenses related to the Ocean Valor ($2.9 million), which was sold in February 2022. The net decrease in contract drilling expense was partially offset by incremental operating expenses for the West Auriga ($7.3 million).

General and Administrative Expense. General and administrative expense for the second quarter of 2022 increased $3.0 million compared to the first quarter of 2022, and included $4.0 million in incremental compensation expense associated with the recognition of expense related to certain performance-based restricted stock awards granted in May 2021. Vesting of these awards is contingent upon the occurrence of certain conditions or events that were not deemed probable at the time of the award, and no expense related to these awards had been recognized previously. During the second quarter of 2022, certain of the market conditions were deemed to be satisfied, prompting the recognition of expense related to a portion of these restricted shares.

Gain on Disposition of Assets. During the first quarter of 2022, we sold the Ocean Valor for aggregate proceeds of approximately $6.6 million and recognized a net gain on the transaction of $4.2 million.

Income Tax Benefit. We estimate our annual effective tax rate (or AETR) for continuing operations in recording our interim quarterly income tax provision considering the various jurisdictions in which we operate. Discrete tax adjustments are excluded from the computation of the AETR and recorded in the quarter in which they occur.

We recorded net income tax expense of $3.6 million (negative 19.8% effective tax rate) for the three months ended June 30, 2022. For the three months ended March 31, 2022, we recorded a net income tax benefit of $8.7 million (20.1% effective tax rate). The lower effective tax rate for the second quarter of 2022, reflects our domestic and international jurisdictional mix of estimated pre-tax income and losses for the period and the fact that we have not recognized an income tax benefit for losses in certain jurisdictions due to a valuation allowance, while recognizing income tax expense for jurisdictions with forecasted pre-tax income. Additionally, the variance in the effective tax rate reflects a $4.7 million benefit recognized in the first quarter of 2022 for remeasurement of unrecognized tax benefits due to expiring statutes of limitation and strengthening of the U.S. dollar relative to foreign currencies.

Results for the Successor Six-Month Period Ended June 30, 2022 and the Period from April 24, 2021 through June 30, 2021 and for the Predecessor Period from January 1, 2021 through April 23, 2021.

	Successor		Predecessor
	Six Months Ended	Period from April 24, 2021 through	Period From January 1, 2021 through
	June 30, 2022	June 30, 2021	April, 23, 2021
REVENUE-EARNING DAYS	1,445	498	724
UTILIZATION	55%	56%	53%
AVERAGE DAILY REVENUE	$226,000	$197,000	$211,800

CONTRACT DRILLING REVENUE	$327,131	$98,033	$153,364
REVENUE RELATED TO REIMBURSABLE EXPENSES	64,810	16,878	16,015
TOTAL REVENUES	$391,941	$114,911	$169,379
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$287,052	$90,711	$181,626
REIMBURSABLE EXPENSES	$64,167	$16,572	$15,477
OPERATING INCOME (LOSS)
Contract drilling services, net	$40,079	$7,322	$(28,262)
Reimbursable expenses, net	643	306	538
Depreciation	(52,645)	(18,735)	(92,758)
General and administrative expense	(36,485)	(16,217)	(15,036)
Impairment of assets	—	—	(197,027)
Gain on disposition of assets	4,729	176	5,486
Total Operating Loss	$(43,679)	$(27,148)	$(327,059)
Other income (expense):
Interest income	1	1	30
Interest expense, net of amounts capitalized	(18,428)	(7,097)	(34,827)
Foreign currency transaction (loss) gain	(522)	(914)	(172)
Reorganization items, net	—	(5,538)	(1,639,763)
Other, net	1,315	10,706	398
Loss before income tax benefit (expense)	(61,313)	(29,990)	(2,001,393)
Income tax benefit (expense)	5,030	(17,303)	39,404
NET LOSS	$(56,283)	$(47,293)	$(1,961,989)

Six Months Ended June 30, 2022 (Successor) Compared to the Period from April 24, 2021 through June 30, 2021 (Successor) and the Period from January 1, 2021 through April 23, 2021 (Predecessor)

Contract Drilling Revenue. During the Successor six-month period ended June 30, 2022, we earned contract drilling revenue of $327.1 million attributable to 1,445 R-E days and average daily revenue of $226,400. Total utilization for the period was 55%, reflecting downtime for the Ocean Endeavor and Ocean Patriot for inspections, repairs and associated mobilization (200 days), planned downtime related to contract preparation activities for the Ocean Apex and Ocean BlackHawk (160 days) and cold-stacked rigs (460 days).

The increase in average daily revenue for the Successor six-month period ended June 30, 2022, compared to the Successor period from April 24, 2021 to June 30, 2021, was primarily due to the amortization of capital upgrade revenue for the Ocean BlackLion and a rate increase for the Ocean Onyx compared to the Successor period in 2021. Additionally, the Ocean BlackRhino was on contract in Senegal during the 2022 period, but in a shipyard during 2021 awaiting contract commencement.

During the Successor period from April 24, 2021 to June 30, 2021, we earned contract drilling revenue of $98.0 million attributable to 498 R-E days and average daily revenue of $197,000. Total utilization for the period was 56%, reflecting downtime for the Ocean BlackRhino and Ocean Courage for contract preparation work (122 days) and the

Ocean Endeavor for repairs and inspection (35 days). The decline in average daily revenue reflects reduced amortization of deferred revenue due to the write off of such balances at the Effective Date in connection with fresh start accounting. Prior to fresh start accounting, such amounts would have been amortized into income over the respective contract terms.

During the Predecessor period from January 1, 2021 through April 23, 2021, we earned contract drilling revenue of $153.4 million attributable to 724 R-E days and average daily revenue of $211,800. Total utilization for the period was 53%. Six of our then contracted rigs operated at nearly full utilization for the period, while three rigs were preparing for upcoming contracts throughout most of the period. The Ocean Onyx commenced a new contract in February 2021 after its reactivation and contributed 61 R-E days to the period.

Contract Drilling Expense, Excluding Depreciation. During the Successor six-month period ended June 30, 2022, contract drilling expense, excluding depreciation totaled $287.1 million, primarily comprised of payroll and benefits cost ($140.4 million), repairs, maintenance and inspection ($83.4 million), equipment rentals ($21.5 million), shorebase cost and overhead ($26.4 million), moving cost ($11.3 million) and other ($4.1 million). Increased payroll and benefits costs are partially attributable to a rig retention bonus implemented for certain of our drilling rigs in early 2022.

During the Successor period from April 24, 2021 through June 30, 2021 (a 68-day period), contract drilling expense, excluding depreciation totaled $90.7 million, comprised primarily of payroll and employees cost ($45.1 million), repairs, maintenance and inspection ($26.2 million), equipment rentals ($6.7 million), shorebase cost and overhead ($8.0 million), moving cost ($3.4 million) and other ($1.3 million).

During the Predecessor period from January 1, 2021 through April 23, 2021 (a 113-day period), contract drilling expense, excluding depreciation totaled $181.6 million and was primarily comprised of payroll and employees cost ($73.5 million), repairs, maintenance and inspection ($39.6 million), equipment rentals ($24.4 million), shorebase cost and overhead ($20.8 million), moving cost ($12.8 million) and other ($10.5 million).

Depreciation Expense. Depreciation expense for the Successor six-month period ended June 30, 2022 and the period from April 24, 2021 through June 30, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021 was $52.6 million, $18.7 million and $92.8 million, respectively. The decline in depreciation expense since the Effective Date was primarily due to the reduction in depreciable value of our rigs and equipment as a result of the fair value remeasurement of rigs and equipment in connection with the application of fresh start accounting and asset impairments recognized in the fourth quarter of 2021.

General and Administrative Expense. General and administrative expense for the Successor six-month period ended June 30, 2022 and the period from April 24 through June 30,2021 and Predecessor period from January 1, 2021 through April 23, 2021 was $36.5 million, $16.2 million and $15.0 million, respectively. Expenses incurred during Successor six months ended June 30, 2022 included payroll and benefits ($20.4 million), legal and professional fees ($11.6 million) and other ($4.5 million). For the Successor period from April 24, 2021 through June 30, 2021, general and administrative expense included payroll and benefits ($11.2 million), professional and legal fees ($3.4 million) and other ($1.6 million). Expenses incurred during the Predecessor period from January 1, 2021 through April 23, 2021 included payroll and benefits costs ($9.9 million), professional and legal fees ($3.6 million) and other ($1.5 million). Payroll and benefits costs for the Successor six-month period ended June 30, 2022 included $4.0 million in incremental compensation expense associated with certain performance-based restricted stock awards granted in 2021.

Impairment of Assets. During the Predecessor period from January 1, 2021 through April 23, 2021, we recognized an impairment charge of $197.0 million to write down the carrying value of one of our rigs with indicators of impairment due to concerns at that time over future opportunities for the rig. See Note 3 “Impairment of Assets” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Interest Expense. Interest expense for the Successor six-month period ended June 30, 2022 included interest cost related to our exit financing ($12.1 million), imputed interest expense related to our equipment finance leases ($5.3 million) and other ($1.0 million). Interest expense for the Successor period from April 24, 2021 through June 30, 2021 included interest on exit financing ($4.6 million), interest on equipment finance leases ($2.2 million) and other ($0.3 million).

Upon filing for bankruptcy protection on April 26, 2020, we ceased accruing interest expense on our then outstanding long-term indebtedness and borrowings outstanding under our previous credit facility. However, due to provisions in our plan of reorganization, we resumed recognizing interest on our outstanding borrowings under the previous credit facility and accrued interest expense of $34.8 million for the Predecessor period from January 1, 2021 to April 23, 2021, inclusive of a $23.4 million catch-up adjustment for the period from April 26, 2020 to December 31, 2020.

Income Tax Benefit. We recorded a net income tax benefit of $5.0 million (8.2% effective tax rate) for the Successor six-month period ended June 30, 2022, as compared with income tax expense of $17.3 million (negative 57.7% effective tax rate) for the Successor period from April 24, 2021 to June 30, 2021. The variance in the effective tax rates reflects the change in the domestic and international mix of our pre-tax income and loss and between the periods.

For the Predecessor period from January 1, 2021 to April 23, 2021, we recorded an income tax benefit of $39.4 million (1.9% effective tax rate), which reflects certain consequences of the Predecessor’s bankruptcy filing. The relatively larger income tax benefit for the six months ended June 30, 2022, reflects changes in the domestic and international jurisdictional mix of our pre-tax income and loss, which are consequences, in part, of realigning substantially all of our assets and operations under a foreign subsidiary in the April 2021.

Liquidity and Capital Resources

We have available a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement) that provides for a $400.0 million senior secured revolving credit facility with a $100.0 million sublimit for the issuance of letters of credit thereunder (or the Exit RCF). At August 8, 2022, we had borrowings of $143.5 million outstanding under the Exit RCF and had utilized $18.0 million for the issuance of letters of credit. As of August 8, 2022, approximately $242.0 million was available for borrowings or the issuance of letters of credit under the Exit RCF.

However, the availability of borrowings and letters of credit under the Exit RCF is subject to the satisfaction of certain conditions as specified in the Exit Revolving Credit Agreement, including restrictions on borrowings.

In addition, we have approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional First Lien Notes (as defined below), none which had been issued as of August 8, 2022.

We have also historically relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include funding of our working capital requirements and capital expenditures, as well as the servicing of our debt repayments and interest payments. As of August 8, 2022, all of our rigs, excluding managed rigs, are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (or DFAC). Our management has determined that we will permanently reinvest foreign earnings, which restricts the ability to utilize cash flows of DFAC on a company-wide basis. To the extent possible, we expect to utilize the operating cash flows and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each respective entity's working capital requirements and capital commitments.

As of July 1, 2022, our contractual backlog was approximately $1.0 billion. At June 30, 2022, we had cash available for current operations of $57.6 million, including $14.7 million that is subject to restrictions pursuant to the MMSA.

Sources and Uses of Cash

Historical Cash Flow from Operations

For the Successor six-month period ended June 30, 2022, our operating activities used cash of $10.8 million. Cash expenditures for contract drilling, shorebase support, and general and administrative costs ($392.7 million) and cash income taxes paid, net of refunds ($14.0 million), were partially offset by cash receipts from contract drilling services ($378.4 million) during the six-month period. Collateral deposits aggregating $17.5 million were exchanged for letters of credit drawn under the Exit RCF, positively impacting cash flow but with a neutral effect on total liquidity.

Cash outlays for capital expenditures during the first six months of 2022 aggregated $32.4 million (including capital outlays for the Ocean Endeavor and Ocean Patriot shipyard work). We also paid $7.7 million in finance lease obligations during the period. Asset sales, including the sale of the Ocean Valor, generated cash proceeds of $5.8 million, and we borrowed $40.0 million under the Exit RCF during the first six months of 2022.

For the Successor period from April 24, 2021 through June 30, 2021, our operating activities used $66.0 million. Cash expenditures for contract drilling, shorebase support and general and administrative costs ($134.4 million) and payments to professionals in connection with our bankruptcy cases ($15.8 million) more than offset cash receipts for contract drilling services ($84.2 million) for the period. In addition, cash outlays for capital expenditures during the period aggregated $24.0 million, and we borrowed an incremental $30.0 million under the Exit RCF.

For the Predecessor period from January 1, 2021 through April 23, 2021, our operating activities used $100.1 million. Cash expenditures for contract drilling, shorebase support and general and administrative costs ($243.9 million), payments to professionals in connection with our bankruptcy cases ($37.6 million), and net cash income taxes paid ($3.4 million) offset cash receipts for contract drilling services ($181.4 million) for the period. Cash outlays for capital expenditures aggregated $49.1 million for the period.

As set forth in our plan of reorganization, on the Effective Date, we settled $242.0 million outstanding under our previous credit facility in cash and issued $75.0 million of First Lien Notes.

Upgrades and Other Capital Expenditures

As of the date of this report, we expect cash capital expenditures for 2022 to be approximately $75 million to $80 million pursuant to our capital maintenance programs.

Other Obligations

As of June 30, 2022, the total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment was $43.6 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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
•
the transition to renewable energy sources and other alternative forms of energy;
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

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. As of June 30, 2022, our variable interest rate debt included $123.5 million of outstanding borrowings under the Exit RCF, $24.1 million for the issuance of letters of credit under the Exit RCF and $100.0 million outstanding under our senior secured term loan agreement we entered into on the Effective Date. At this level of variable-rate debt, the impact of a 100-basis point increase in market interest rates would not have a material effect (estimated $2.5 million increase in interest expense on an annualized basis). Our 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or the First Lien Notes) have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

There were no other material changes in our market risk components for the six months ended June 30, 2022. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 8 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, includes a detailed discussion of certain material risk factors facing the Company. The risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, are incorporated herein by reference. No material changes have been made to such risk factors as of June 30, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and 2(b) are not applicable.

(c) During the three months ended June 30, 2022, in connection with the vesting of shares of restricted stock held by our Chief Executive Officer, which were awarded under an equity incentive compensation plan, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred in connection with such vesting. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	—	—	N/A	N/A
May 1, 2022 through May 31, 2022	—	—	N/A	N/A
June 1, 2022 through June 30, 2022	17,806	$7.79	N/A	N/A
Total	17,806	$7.79	N/A	N/A

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 29, 2021).

3.2	Second Amended and Restated Bylaws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on April 29, 2021).

10.1	Specimen Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 11, 2022).

10.2	Specimen Executive Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 11, 2022).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date August 10, 2022	By:	/s/ Dominic A. Savarino
Dominic A. Savarino
Senior Vice President and Chief Financial Officer