Form 10-Q
period 2022-09-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2022-11-08
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 7, 2022 Common stock, $0.0001 par value per share 101,524,384 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)

	Successor
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$22,650	$38,388
Restricted cash	38,592	24,341
Accounts receivable	185,539	151,917
Less: allowance for credit losses	(5,629)	(5,582)
Accounts receivable, net	179,910	146,335
Prepaid expenses and other current assets	59,585	61,440
Asset held for sale	—	1,000
Total current assets	300,737	271,504
Drilling and other property and equipment, net of
accumulated depreciation	1,143,268	1,175,895
Other assets	79,714	84,041
Total assets	$1,523,719	$1,531,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,521	$38,661
Accrued liabilities	150,153	143,736
Taxes payable	25,115	34,500
Current finance lease liabilities	16,681	15,865
Total current liabilities	231,470	232,762
Long-term debt	335,540	266,241
Noncurrent finance lease liabilities	135,777	148,358
Deferred tax liability	1,838	1,626
Other liabilities	88,905	114,748
Commitments and contingencies (Note 8)
Total liabilities	793,530	763,735
Stockholders’ equity:
Preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021)	—	—
Common stock (par value $0.0001, 750,000 shares authorized; 101,630 shares issued and 101,166 shares outstanding at September 30, 2022 and 100,075 shares issued and outstanding at December 31, 2021)	10	10
Additional paid-in capital	961,510	945,039
Treasury stock	(3,214)	—
Accumulated deficit	(228,117)	(177,344)
Total stockholders’ equity	730,189	767,705
Total liabilities and stockholders’ equity	$1,523,719	$1,531,440

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Successor
	Three Months	Three Months
	Ended	Ended
	September 30, 2022	September 30, 2021
Revenues:
Contract drilling	$189,861	$183,156
Revenues related to reimbursable expenses	36,212	30,721
Total revenues	226,073	213,877
Operating expenses:
Contract drilling, excluding depreciation	155,567	135,181
Reimbursable expenses	35,765	30,073
Depreciation	26,069	25,150
General and administrative	16,320	20,976
Gain on disposition of assets	(73)	(767)
Total operating expenses	233,648	210,613
Operating (loss) income	(7,575)	3,264
Other income (expense):
Interest income	11	2
Interest expense, net of amounts capitalized	(10,364)	(9,777)
Foreign currency transaction gain	237	1,173
Reorganization items, net	—	(1,916)
Other, net	172	(14)
Loss before income tax benefit	(17,519)	(7,268)
Income tax benefit	23,029	2,086
Net income (loss)	$5,510	$(5,182)
Income (loss) per share, Basic and Diluted	$0.05	$(0.05)
Weighted-average shares outstanding, Basic	100,875	100,075
Weighted-average shares outstanding, Diluted	102,273	100,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Successor		Predecessor
		Period from	Period from
	Nine Months	April 24, 2021	January 1, 2021
	Ended	through	through
	September 30, 2022	September 30, 2021	April 23, 2021
Revenues:
Contract drilling	$516,992	$281,189	$153,364
Revenues related to reimbursable expenses	101,022	47,599	16,015
Total revenues	618,014	328,788	169,379
Operating expenses:
Contract drilling, excluding depreciation	442,619	225,892	181,626
Reimbursable expenses	99,932	46,645	15,477
Depreciation	78,714	43,885	92,758
General and administrative	52,805	37,193	15,036
Impairment of assets	—	—	197,027
Gain on disposition of assets	(4,802)	(943)	(5,486)
Total operating expenses	669,268	352,672	496,438
Operating loss	(51,254)	(23,884)	(327,059)
Other income (expense):
Interest income	12	3	30
Interest expense, net of amounts capitalized (excludes $35,390 of contractual interest expense on debt subject to compromise for the period from January 1, 2021 through April 23, 2021)	(28,792)	(16,874)	(34,827)
Foreign currency transaction (loss) gain	(285)	259	(172)
Reorganization items, net	—	(7,454)	(1,639,763)
Other, net	1,487	10,692	398
Loss before income tax benefit (expense)	(78,832)	(37,258)	(2,001,393)
Income tax benefit (expense)	28,059	(15,217)	39,404
Net loss	$(50,773)	$(52,475)	$(1,961,989)
Loss per share, Basic and Diluted	$(0.51)	$(0.52)	$(14.21)
Weighted-average shares outstanding, Basic and Diluted	100,356	100,068	138,054

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2022
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
July 1, 2022 (Successor)	100,131	$10	$957,608	$(233,627)	18	$(139)	$723,852
Net income	—	—	—	5,510	—	—	5,510
Stock-based compensation, net of tax	1,035	—	3,902	—	446	(3,075)	827
September 30, 2022 (Successor)	101,166	$10	$961,510	$(228,117)	464	$(3,214)	$730,189

	Nine Months Ended September 30, 2022
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
January 1, 2022 (Successor)	100,075	$10	$945,039	$(177,344)	—	$—	$767,705
Net loss	—	—	—	(50,773)	—	—	(50,773)
Stock-based compensation, net of tax	1,091	—	16,471	—	464	(3,214)	13,257
September 30, 2022 (Successor)	101,166	$10	$961,510	$(228,117)	464	$(3,214)	$730,189

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2021
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
July 1, 2021 (Successor)	100,075	$10	$935,792	$(47,293)	—	$—	$888,509
Net loss	—	—	—	(5,182)	—	—	(5,182)
Stock-based compensation, net of tax	—	—	4,494	—	—	—	4,494
September 30, 2021 (Successor)	100,075	$10	$940,286	$(52,475)	—	$—	$887,821

	Nine Months Ended September 30, 2021
			Additional	Retained Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
January 1, 2021 (Predecessor)	145,264	$1,453	$2,029,979	$157,297	7,210	$(206,163)	$1,982,566
Net loss	—	—	—	(1,961,989)	—	—	(1,961,989)
Cancellation of Predecessor equity	(145,264)	(1,453)	(2,029,979)	1,804,692	(7,210)	206,163	(20,577)
April 23, 2021 (Predecessor)	—	$—	$—	$—	—	$—	$—

Issuance of Successor equity	100,000	10	934,800				934,810
April 24, 2021 (Successor)	100,000	$10	$934,800	$—	—	$—	$934,810
Net loss	—	—	—	(52,475)	—	—	(52,475)
Stock-based compensation, net of tax	75	—	5,486	—	—	—	5,486
September 30, 2021 (Successor)	100,075	$10	$940,286	$(52,475)	—	$—	$887,821

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor		Predecessor
		Period from	Period from
	Nine Months Ended	April 24, 2021	January 1, 2021
	September 30,	through	through
	2022	September 30, 2021	April 23, 2021
Operating activities:
Net loss	$(50,773)	$(52,475)	$(1,961,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	78,714	43,885	92,758
Loss on impairment of assets	—	—	197,027
Reorganization items, net	—	—	1,587,392
Gain on disposition of assets	(4,802)	(943)	(5,486)
Deferred tax provision	(7,961)	9,122	(35,894)
Stock-based compensation expense	16,471	5,822	—
Contract liabilities, net	(19,725)	51,275	10,617
Contract assets, net	1,330	(974)	(742)
Deferred contract costs, net	(4,193)	(14,971)	(12,034)
Collateral deposits	17,479	4,939	—
Other assets, noncurrent	(547)	(72)	2,685
Other liabilities, noncurrent	(160)	(1,354)	(371)
Other	1,275	1,129	3,158
Changes in operating assets and liabilities:
Accounts receivable	(33,575)	(40,668)	2,108
Prepaid expenses and other current assets	(979)	2	(2,791)
Accounts payable and accrued liabilities	20,884	(54,447)	29,302
Taxes payable	(35,368)	8,759	(5,804)
Net cash used in operating activities	(21,930)	(40,971)	(100,064)
Investing activities:
Capital expenditures	(42,653)	(37,845)	(49,119)
Proceeds from disposition of assets, net of disposal costs	5,861	960	7,484
Net cash used in investing activities	(36,792)	(36,885)	(41,635)
Financing activities:
Repayment of borrowings under revolving credit facility	—	—	(442,034)
Borrowings on exit facilities	69,000	50,000	200,000
Repayments on exit facilities	—	(30,000)	—
Issuance of exit notes	—	—	75,000
Principal payments of finance lease liabilities	(11,765)	(6,011)	—
Debt issuance costs and arrangement fees	—	—	(6,218)
Net cash provided by (used in) financing activities	57,235	13,989	(173,252)
Net change in cash, cash equivalents and restricted cash	(1,487)	(63,867)	(314,951)
Cash, cash equivalents and restricted cash, beginning of period	62,729	115,429	430,380
Cash, cash equivalents and restricted cash, end of period	$61,242	$51,562	$115,429

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (or GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for annual financial statements. The condensed consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Diamond Offshore’s condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the Effective Date. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of our restructuring plan, the financial statements for periods after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (including December 31, 2021, September 30, 2022, the three-month and nine-month periods ended September 30, 2022 and the period from April 24, 2021 through September 30, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (including the period from January 1, 2021 through April 23, 2021 and the period from April 1, 2021 through April 23, 2021).

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

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities. At September 30, 2022 and December 31, 2021, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

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

Revenues Related to Managed Rigs

In May 2021, we entered into an arrangement with Aquadrill LLC, an offshore drilling company, for us to provide management and marketing services (or the MMSA) for three of its rigs. In July 2022, we received notice of termination of the MMSA for one of these rigs, the Capricorn and no longer perform management services for that rig.

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

In March 2022, the managed rig, Auriga, began a one-year contract in the U.S. Gulf of Mexico. Upon commencement of drilling operations, the MMSA for the Auriga was suspended and replaced by a charter agreement for the duration of the drilling contract. We entered into the drilling contract directly with the customer and receive and recognize revenue under the terms of the contract. We report such revenue as “Contract drilling” in our unaudited Condensed Consolidated Statements of Operations. In addition, we have determined that the charter arrangement is an operating lease, and the related charter fee has been reported as lease expense within “Contract drilling, excluding depreciation” in our unaudited Condensed Consolidated Statements of Operations.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities related to our contracts with customers (in thousands):

	Successor
	September 30,	December 31,
	2022	2021
Trade receivables	$167,570	$130,021
Current contract assets (1)	505	1,835
Current contract liabilities (deferred revenue) (1)	(25,833)	(38,506)
Noncurrent contract liabilities (deferred revenue) (1)	(2,734)	(9,787)
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

Changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Successor
Net Contract
Balances
Contract assets at January 1, 2022	$1,835
Contract liabilities at January 1, 2022	(48,293)
Net balance at January 1, 2022	(46,458)
Decrease due to amortization of revenue included in the beginning contract liability balance	25,052
Increase due to cash received, excluding amounts recognized as revenue during the period	(5,326)
Increase due to revenue recognized during the period but contingent on future performance	6,205
Decrease due to transfer to receivables during the period	(7,535)
Net balance at September 30, 2022	$(28,062)
Contract assets at September 30, 2022	$505
Contract liabilities at September 30, 2022	(28,567)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of September 30, 2022 (in thousands):

	For the Years Ending December 31,
	2022 (1)	2023	2024	Total
Mobilization and contract preparation revenue	$2,280	$6,344	$225	$8,849
Capital modification revenue	1,593	5,137	287	7,017
Demobilization and other deferred revenue	12,672	(79)	—	12,593
Total	$16,545	$11,402	$512	$28,459
(1)
Represents the three-month period beginning October 1, 2022.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at September 30, 2022. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB Accounting Standards Update (or ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments, and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

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

No asset impairments were recorded in the Successor three-month or nine-month periods ended September 30, 2022 or the period from April 24, 2021 through September 30, 2021.

4. Supplemental Financial Information

Unaudited Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	Successor
	September 30,	December 31,
	2022	2021
Trade receivables	$167,570	$130,021
Federal income tax receivables	9,374	9,278
Value added tax receivables	5,293	9,729
Related party receivables	69	66
Other	3,233	2,823
	185,539	151,917
Allowance for credit losses	(5,629)	(5,582)
Total	$179,910	$146,335

The allowance for credit losses at September 30, 2022 and December 31, 2021 represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 5 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	Successor
	September 30,	December 31,
	2022	2021
Prepaid taxes	$23,526	$16,163
Deferred contract costs	15,582	7,267
Rig spare parts and supplies	5,089	3,716
Prepaid insurance	5,025	3,436
Prepaid rig costs	4,102	4,048
Current contract assets	505	1,835
Collateral deposits	—	17,480
Other	5,756	7,495
Total	$59,585	$61,440

Accrued liabilities consist of the following (in thousands):

	Successor
	September 30,	December 31,
	2022	2021
Rig operating costs	$39,479	$42,532
Payroll and benefits	29,651	29,268
Deferred revenue	25,833	38,506
Contract advances	20,880	—
Current operating lease liability	15,991	15,998
Interest payable	4,331	2,986
Shorebase and administrative costs	4,265	5,776
Personal injury and other claims	3,960	5,598
Accrued capital project/upgrade costs	2,226	2,219
Other	3,537	853
Total	$150,153	$143,736

Unaudited Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information are as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
	Nine Months	April 24, 2021	January 1, 2021
	Ended	through	through
	September 30,	September 30,	April 23,
	2022	2021	2021
Accrued but unpaid capital expenditures at period end	$2,226	$3,096	$18,617
Accrued but unpaid debt issuance costs and arrangement fees (1)	—	—	7,588
Common stock withheld for payroll tax obligations (2)	3,214	—	—
Cash interest payments	17,718	5,431	37,593
Cash paid for reorganization items, net	—	35,398	37,566
Cash income taxes paid, net of (refunds):
Foreign	12,187	1,464	3,460
U.S. Federal	2,855	468	—
State	—	—	(34)

(1)
Represents unpaid debt issuance costs related to our exit financing that were incurred and capitalized during the Predecessor period from January 1, 2021 through April 23, 2021.

(2)
Represents the cost of 463,951 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock in the Successor nine-month period ended September 30, 2022. These costs for the Successor nine-month period ended September 30, 2022 are presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at September 30, 2022.

5. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At September 30, 2022, we believed that we had potentially significant concentrations of credit risk due to the number of rigs we had contracted and our limited number of customers, as some of our customers which had contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. At September 31, 2022, we had not required any credit enhancements by our customers or required any to pay for services in advance. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At September 30, 2022, $8.3 million in trade receivables were considered past due by 30 days or more, of which $7.5 million were fully reserved for in previous years and $0.1 million of the remaining $0.8 million were more than 90 days past due.

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

For purposes of calculating our current estimate of credit losses at September 30, 2022 and December 31, 2021, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period. Our current estimate of credit losses under CECL was $0.1 million at both September 30, 2022 and December 31, 2021. Our total allowance for credit losses was $5.6 million at both September 30, 2022 and December 31, 2021. See Note 4 “Supplemental Financial Information.”

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

Assets and liabilities measured at fair value are summarized below (in thousands).

	Successor
	September 30, 2022
	Fair Value Measurements Using				Total (Loss) Gain
	Level 1	Level 2	Level 3	Liabilities at Fair Value	Three Months Ended (1)	Nine Months Ended (1)
Recurring fair value measurements:
Liability-classified Director restricted stock units	$719	$—	$—	$719	$(80)	$229

(1)
Represents an (increase) reduction in stock compensation expense due to the “marking-to-market” of liability-classified restricted stock units granted to our non-employee directors in April 2021.

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

Our debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, our long-term debt would be considered Level 2 liabilities. The fair value of these instruments was derived using valuation specialists at September 30, 2022 and December 31, 2021.

Fair values and related carrying values of our long-term debt are shown below (in millions).

	Successor
	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exit Term Loans	$90.9	$100.0	$100.0	$100.0
First Lien Notes	79.6	86.0	86.2	86.1

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

6. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	Successor
	September 30,	December 31,
	2022	2021
Drilling rigs and equipment	$1,103,454	$1,057,739
Finance lease right of use asset	174,571	174,571
Land and buildings	10,001	9,823
Office equipment and other	2,452	2,264
Cost	1,290,478	1,244,397
Less: accumulated depreciation	(147,210)	(68,502)
Drilling and other property and equipment, net	$1,143,268	$1,175,895

7. Successor Long-Term Debt

Exit Revolving Credit Agreement

On the Effective Date, we entered into a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility and also originally provided for a $100.0 million sublimit for the issuance of letters of credit thereunder (or the Exit RCF). Effective September 30, 2022, the aggregate amount of the commitments of the Issuing Lenders (as defined in the Exit Revolving Credit Agreement) to issue letters of credit under the Exit RCF was reduced to $75.0 million due to the resignation of one of the Issuing Lenders. Our total capacity for borrowings under the Exit RCF was not impacted by the resignation of the Issuing Lender and remains at $400 million. The Exit RCF is scheduled to mature on April 22, 2026.

Borrowings under the Exit RCF may be used to finance capital expenditures, for working capital and other general corporate purposes. Availability of borrowings under the Exit RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings, as provided in the Exit Revolving Credit Agreement. At September 30, 2022, we had borrowings outstanding of $152.5 million under the Exit RCF, including $3.5 million in payment-in-kind loans, and $18.0 million had been utilized for the issuance of letters of credit. The weighted average interest rate on the combined borrowings outstanding under the Exit RCF at September 30, 2022 was 7.31%.

At November 7, 2022, we had borrowings of $152.5 million outstanding under the Exit RCF and had utilized $37.3 million for the issuance of letters of credit. As of November 7, 2022, approximately $213.7 million was available for borrowings or the issuance of letters of credit under the Exit RCF, subject to its terms and conditions.

On the Effective Date, we also entered into a senior secured term loan credit agreement (or the Exit Term Loan Credit Agreement), which provides for a $100.0 million senior secured term loan credit facility scheduled to mature on April 22, 2027, under which $100.0 million was drawn on the Effective Date (or the Exit Term Loans). The interest rate applicable to borrowings outstanding under the Exit Term Loan Credit Agreement was 9.11% at September 30, 2022.

Exit Debt

At September 30, 2022, the carrying value of the Successor long-term debt (or Exit Debt), net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

Successor
September 30,
2022
Borrowings under Exit RCF	$152,478
Exit Term Loans	99,151
First Lien Notes	83,911
Total Exit Debt, net	$335,540

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

Additionally, these agreements contain other covenants, representations and warranties and events of default that are customary for a financing of this type. At September 30, 2022, we were in compliance with all covenants under the Exit Revolving Credit Agreement.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for certain of these taxes and the related penalties and interest and, accordingly, have recorded a $13.9 million and $13.7 million liability at September 30, 2022 and December 31, 2021, respectively, in “Other liabilities” in our unaudited Condensed

Consolidated Balance Sheets. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2022, our estimated liability for personal injury claims was $17.0 million, of which $4.0 million and $13.0 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Successor unaudited Condensed Consolidated Balance Sheets. At December 31, 2021, our estimated liability for personal injury claims was $13.5 million, of which $5.4 million and $8.1 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•
the severity and volume of personal injuries claimed;
•
the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•
inconsistent court decisions; and
•
the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At September 30, 2022, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Services Agreement. In February 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $24.0 million per year or an estimated $118.7 million in the aggregate over the remaining term of the agreements.

In addition, we lease Well Control Equipment for our drillships under ten-year finance leases.

Letters of Credit and Other. We were contingently liable as of September 30, 2022 in connection with approximately $18.0 million in certain tax, supersedeas, VAT and customs bonds that have been issued on our behalf.

The letter of credit collateralizing these bonds was issued under the Exit RCF and cannot require collateral except in events of default.

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

On August 16, 2022, the United States (or U.S.) enacted the Inflation Reduction Act (or IRA). Among other provisions, IRA (i) imposes a 15% corporate alternative minimum tax (or Corporate AMT) for tax years beginning after December 31, 2022, (ii) imposes a 1% excise tax on corporate stock repurchases after December 31, 2022, and (iii) provides tax incentives to promote various energy efficient initiatives. We are evaluating the potential impact of the Corporate AMT on our current income tax expense and income taxes payable; however, we do not currently believe that this will have a material impact on our income taxes payable in the 2023 tax year.

10. Earnings (Loss) Per Share

We compute basic earnings (loss) per share by dividing net income (loss) available to holders of our common stock by the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue our common stock (common stock equivalents) were exercised or converted into common stock. Basic and diluted earnings per share (or EPS) for the Successor periods including the three-month and nine-month periods ended September 30, 2022 and the period from April 24, 2021 through September 30, 2021 and the Predecessor period from January 1, 2021 through April 23 2021 was calculated in accordance with the treasury stock method, and includes all potentially dilutive stock equivalents, including warrants, restricted stock awards, restricted stock unit awards and performance stock unit awards.

For periods in which a net loss available to holders of our common stock exists, no amounts are allocated to non-vested share awards, as the inclusion of such amounts would be antidilutive.

A reconciliation of the numerators and denominators of our basic and diluted EPS computations are summarized as follows (in thousands).

	Successor
	Three Months Ended September 30,
	2022	2021
Net income (loss) – basic and diluted numerator	$5,510	$(5,182)
Weighted average shares – basic (denominator):	100,875	100,075
Dilutive effect of stock-based awards	1,398	—
Weighted average shares including conversions – diluted (denominator)	102,273	100,075

	Successor		Predecessor
		Period from	Period from
	Nine Months	April 24, 2021	January 1, 2021
	Ended	through	through
	September 30, 2022	September 30, 2021	April 23, 2021
Net loss – basic and diluted numerator	$(50,773)	$(52,475)	$(1,961,989)
Weighted average shares – basic (denominator):	100,356	100,068	138,054
Dilutive effect of stock-based awards	—	—	—
Weighted average shares including conversions – diluted (denominator)	100,356	100,068	138,054

As of September 30 2022, we had 7,530,233 warrants outstanding (or Warrants) to purchase shares of our common stock that were exercisable for one share of common stock per Warrant at an exercise price of $29.22. The Warrants are exercisable until they expire on April 23, 2026. The presumed exercise of these Warrants into shares of our common stock would have an antidilutive effect and have been excluded from the computation of EPS for all Successor periods presented.

The computation of EPS for the Successor nine-month period ended September 30, 2022 and the period from April 24, 2021 through September 30, 2021, excludes non-vested stock-based awards of 3,768,207 shares and 2,222,116 shares, respectively, as the inclusion of such would have been antidilutive for the periods.

11. Segments and Geographic Area Analysis

We provide contract drilling services with different types of offshore drilling rigs and also provide such services in many geographic locations. However, we have aggregated these operations into one reportable segment based on the similarity of economic characteristics due to the nature of the revenue-earning process as it relates to the offshore drilling industry over the operating lives of our drilling rigs and other qualitative factors such as (i) the nature of services provided (contract drilling), (ii) similarity in operations (interchangeable rig crews and shared management and marketing, engineering, marine and maintenance support), (iii) similar regulatory environment (depending on customer and/or location) and (iv) similar contractual arrangements with customers.

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2022, our active drilling rigs were located offshore four countries in addition to the U.S. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed during the periods presented, which may not be indicative of where the rigs are currently located.

The following tables provide information about disaggregated revenue by country (in thousands):

	Successor
	Three Months Ended September 30, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$70,970	$26,917	$97,887
Senegal	46,274	2,603	48,877
Australia	24,616	4,049	28,665
United Kingdom	26,111	2,520	28,631
Brazil	21,564	—	21,564
Myanmar	326	123	449
Total	$189,861	$36,212	$226,073

	Successor
	Nine Months Ended September 30, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$226,425	$69,121	$295,546
Senegal	100,094	8,451	108,545
Australia	72,475	10,095	82,570
United Kingdom	47,506	6,407	53,913
Brazil	60,583	—	60,583
Myanmar	9,909	6,948	16,857
Total	$516,992	$101,022	$618,014

	Successor
	Three Months Ended September 30, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$71,954	$17,075	$89,029
Senegal	23,223	6,679	29,902
Australia	34,671	3,530	38,201
United Kingdom	22,271	1,576	23,847
Brazil	20,511	—	20,511
Myanmar	10,526	1,861	12,387
Total	$183,156	$30,721	$213,877

	Successor
	Period from April 24, 2021 through September 30, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$122,732	$25,806	$148,538
Senegal	23,223	6,671	29,894
Australia	58,620	8,810	67,430
United Kingdom	35,186	2,529	37,715
Brazil	23,735	—	23,735
Myanmar	17,693	3,783	21,476
Total	$281,189	$47,599	$328,788

	Predecessor
	Period from January 1, 2021 through April 23, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$93,215	$7,048	$100,263
Australia	17,031	4,697	21,728
United Kingdom	27,967	2,300	30,267
Brazil	3,421	—	3,421
Myanmar	11,730	1,970	13,700
Total	$153,364	$16,015	$169,379

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

Fresh Start Accounting

Upon emergence from bankruptcy on April 23, 2021 (or the Effective Date), we met the criteria for and were required to adopt fresh start accounting in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic No. 852 – Reorganizations. As a result of the application of fresh start accounting and the effects of the implementation of our restructuring plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (including December 31, 2021, September 30, 2022, the three-month and nine-month periods ended September 30, 2022, and the period from April 24, 2021 through September 30, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (including the period from January 1, 2021 through April 23, 2021). See Note 1 “General Information” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

Market Overview

Energy industry fundamentals continue to support the evolution of a global growth cycle in our business. The strong commodity price environment continues to positively impact the demand for offshore drilling services as the focus on energy security and recent OPEC+ actions interact with tightening commodity supply. Brent oil prices averaged approximately $96 per barrel in the third quarter of 2022, down slightly from the previous quarter. Full year 2022 Brent oil prices are anticipated to average approximately $102 per barrel, which is approximately 44% higher compared to the 2021 average according to the October 2022 Short Term Energy Outlook report by the U.S. Energy Information Administration (or EIA). In addition, the EIA expects full year 2022 natural gas prices in the U.S. to be approximately 76% higher than the 2021 average. These elevated commodity prices continue to generate significant cash flow for many of our potential customers, and we anticipate that further capital investments by oil and gas companies will be required to mitigate the cumulative impact from the prolonged period of underinvestment in the oil and gas industry.

Demand for floating offshore drilling rigs remains strong, with utilization averaging over 80% for the fourth consecutive quarter and exceeding pre-pandemic levels, based on industry reports. The number of tendering opportunities and forecasts from certain industry analysts indicate that spending for offshore drilling services is likely to continue to increase in 2023 as compared to 2022. These analysts predict that the total offshore greenfield project commitments will be approximately $138 billion in 2023 compared to $72 billion in 2022, representing a 92% increase year over year. Much of this demand growth is projected to be driven by growth in South America and the United States, where we currently have operations. Additional activity is expected in the North Sea sector as energy security concerns and supportive regulatory action may encourage additional spending by our potential customers. As dayrates continue to improve, however, it may become economic for drillers to reactivate idle rig capacity or deliver newbuilds, limiting market upside or potentially placing downward pressure on utilization and dayrates.

Despite the upward trends in our general market, supply chain constraints and inflationary pressures persist, driving some increases in our operating expense; however, these same forces may constrain rig supply in the near term as they could delay the timing and increase the cost of idle capacity returning to the market.

Customer capital allocation decisions will continue to affect demand for our services. Investment mixes over time, coupled with energy demand and regulatory measures, could lead to reduced demand for offshore drilling services in the long term. Notwithstanding this possibility, global energy demand continues to grow while energy supply remains constrained, and we expect increased investment in both traditional and renewable sources of energy to be required for years to come, much of which we expect to be invested in finding and producing hydrocarbons in the offshore segment.

See “– Contract Drilling Backlog” for future commitments of our rigs during the remainder of 2022 through 2025.

Contract Drilling Backlog

We believe that our contract drilling backlog provides a useful indicator of our future revenue-earning opportunities. Our contract drilling backlog, as presented below, includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. The contract period is based on the number of stated days for fixed-term contracts or an estimated duration (in days) for contracts based on a fixed number of wells. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned may be different than the amounts and periods shown in the tables below due to various factors. Our utilization rates, which generally have been in the range of 92-98% during contracted periods, can be adversely impacted due to various operating factors including unscheduled repairs and maintenance, weather conditions, the effects of COVID-19 and other factors. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Revenue is generally not earned during periods of downtime for regulatory surveys; however, certain contracts may provide for reduced revenue during the survey period. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

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

The following table reflects our contract drilling backlog as of October 1, 2022 (and does not include any contracts signed after October 1, 2022 but prior to the date of this report), January 1, 2022 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2021), and October 1, 2021 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021) (in millions).

	October 1, 2022 (1)	January 1, 2022 (1)	October 1, 2021 (2)
Contract Drilling Backlog	$1,596	$1,191	$1,034

(1)
Includes contract backlog of $300.8 million and $116.0 million at October 1, 2022 and January 1, 2022, respectively, attributable to customer drilling contracts secured for rigs managed, but not owned, by us. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.
(2)
Contract drilling backlog as of October 1, 2021 excluded future commitment amounts totaling approximately $43.0 million payable by a customer in the form of a guarantee of gross margin to be earned on future contracts or by direct payment, pursuant to terms of an existing contract.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of October 1, 2022 (in millions).

	For the Years Ending December 31,
	Total	2022 (1)	2023	2024	2025
Contract Drilling Backlog (2)	$1,596	$206	$948	$419	$23

(1)
Represents the three-month period beginning October 1, 2022.
(2)
Includes contract backlog of $48.1 million, $228.1 million and $24.6 million in 2022, 2023 and 2024, respectively, attributable to customer drilling contracts secured for two rigs managed under the MMSA. We have entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.

The following table reflects the percentage of rig days per year committed as of October 1, 2022. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2022 (1)	2023	2024	2025
Percentage of Rig Days Committed (2)	79%	71%	28%	1%

(1)
Represents the three-month period beginning October 1, 2022.
(2)
As of October 1, 2022, includes approximately 154 and 177 rig days currently known and scheduled for reactivation, contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects in the remainder of 2022 and in 2023, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

COVID-19 Pandemic. The COVID-19 outbreak and efforts to mitigate the spread of the virus continue to adversely impact our business as a result of risks to the safety of our personnel, as well as travel restrictions that may continue to arise, challenging the ability to move personnel, equipment, supplies and service personnel to and from our drilling rigs. In response, we have adopted COVID-19 vaccination and testing requirements, as well as other health protocols designed to ensure the safety of our offshore personnel based on the regions in which our rigs are operating. In the current environment, we have been able to modify and/or eliminate many of our initial protocols implemented after the onset of the pandemic. We incurred incremental costs of approximately $0.4 million and $1.6 million related to the COVID-19 pandemic during the Successor quarters ended September 30, 2022 and June 30, 2022, respectively. We expect to incur similar types of costs during the remainder of 2022 but cannot predict the future financial impact of our response to the COVID-19 pandemic or its duration or potential effects in this fluid environment. As such, costs realized in the future may be more than projected, perhaps by a material amount.

Regulatory Surveys and Planned Downtime. We perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs and an intermediate survey, which is performed every two-and-one-half years, for our North Sea rigs. Our operating income is negatively impacted when we perform these required regulatory surveys due to planned downtime during the inspection period. Our operating income is also reduced by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the last quarter of 2022, we expect to incur approximately 154 days of planned downtime, including approximately 62 days for shipyard repairs and enhancements for the Ocean Endeavor and approximately 92 days in connection with the reactivation of the Ocean GreatWhite. During 2023, we expect to incur approximately 177 days of planned downtime, including approximately 109 days for a maintenance project to meet regulatory requirements for the Ocean Apex, approximately 45 days for the Ocean GreatWhite reactivation and contract preparation activities and approximately 23 days for the completion of the Ocean Endeavor shipyard work that commenced in 2022. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, repairs, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

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

In addition, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, collisions, and wreck removals, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Under these marine liability policies, we self-insure $1.0 million to $5.0 million per occurrence, depending on jurisdiction, but up to $25.0 million for liabilities arising out of named windstorms in the U.S. Gulf of Mexico. Depending on the nature, severity, and frequency of claims that might arise during the policy year, if the aggregate level of claims exceeds certain thresholds, we may self-insure up to $100.0 million for each subsequent occurrence.

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

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. We believe that R-E days provide a comparative measurement of the activity level of our fleet, rig utilization is an indicator of our ability to secure work for and the operational efficiency of our fleet and average daily revenue provides a comparative measure for our revenue-earning performance. We utilize these performance indicators in the review of our business and operating results and believe these are useful metrics for investors to utilize in evaluating our performance. The tables presented below include these three key performance indicators and other comparative data relating to our revenues and operating expenses for the respective periods (in thousands, except days, daily amounts and percentages) for the Successor nine-month period ended September 30, 2022, three-month periods ended September 30, 2022 and June 30, 2022 and the period from April 24, 2021 through September 30, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021.

Results for the Three-Month Periods Ended September 30, 2022 and June 30, 2022

	Successor
	Three Months Ended September 30,	Three Months Ended June 30,
	2022	2022
REVENUE-EARNING DAYS (1)	809	776
UTILIZATION (2)	68%	57%
AVERAGE DAILY REVENUE (3)	$234,800	$227,800

CONTRACT DRILLING REVENUE	$189,861	$176,879
REVENUE RELATED TO REIMBURSABLE EXPENSES	36,212	28,823
TOTAL REVENUES	$226,073	$205,702
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$155,567	$142,150
REIMBURSABLE EXPENSES	$35,765	$28,554
OPERATING INCOME (LOSS)
Contract drilling services, net	$34,294	$34,729
Reimbursable expenses, net	447	269
Depreciation	(26,069)	(25,693)
General and administrative expense	(16,320)	(19,753)
Gain on disposition of assets	73	685
Total Operating Loss	$(7,575)	$(9,763)
Other income (expense):
Interest income	11	—
Interest expense, net of amounts capitalized	(10,364)	(10,103)
Foreign currency transaction gain	237	1,607
Other, net	172	(47)
Loss before income tax benefit	(17,519)	(18,306)
Income tax benefit (expense)	23,029	(3,623)
NET INCOME (LOSS)	$5,510	$(21,929)

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

Three Months Ended September 30, 2022 Compared to Three Months Ended June 30, 2022

Contract Drilling Revenue. Contract drilling revenue increased $13.0 million during the three months ended September 30, 2022 compared to the three months ended June 30, 2022, primarily due to a 33-day increase in R-E days ($7.4 million), combined with the effect of higher average daily revenue earned ($5.6 million). The increase in R-E days reflected incremental operating days for the Ocean BlackHawk, Ocean Apex and Ocean Patriot (99 R-E days), all of which operated under contract for most of the third quarter of 2022, compared to being warm stacked, in shipyard or mobilizing between contracts during the second quarter and fewer downtime days for repairs (14 incremental R-E days), primarily for the Auriga. The third quarter 2022 increase in R-E days was partially offset by fewer operating days for the Ocean Onyx, which completed its contract in mid-July 2022 and is warm stacked in Australia as of the day of this report (80 fewer days).

Average daily revenue earned during the third quarter of 2022 increased primarily due to a higher dayrate earned by the Ocean BlackHawk operating in Senegal, compared to a lower dayrate earned while contracted in the Gulf of Mexico during the second quarter of 2022. In addition, average daily revenue was favorably impacted by a higher dayrate earned by the Ocean Patriot as a result of a contract extension that commenced in the third quarter of 2022.

Revenue Related to Reimbursable Expenses. During the third quarter of 2022, we recognized gross reimbursable revenue and expenses of $36.2 million, including $23.4 million earned under the MMSA. Gross reimbursable revenue and expenses for the second quarter of 2022 were $28.8 million and included $11.6 million earned under the MMSA.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation increased $13.4 million during the three months ended September 30, 2022, compared to the three months ended June 30, 2022. The increase in contract drilling expense in the third quarter of 2022 was primarily attributable to higher costs associated with operation of the Ocean BlackHawk in Senegal ($9.5 million), incremental reactivation and mobilization costs for the Ocean GreatWhite in connection with its upcoming contract in 2023 ($2.3 million) and other costs ($1.6 million).

General and Administrative Expense. General and administrative expense for the third quarter of 2022 decreased $3.4 million compared to the second quarter of 2022, primarily due to the recognition of compensation expense in the second quarter of 2022 associated with the vesting of certain performance-based restricted stock awards granted in May 2021. Vesting of these awards was contingent upon the occurrence of certain events that were not deemed probable at the time of the award, and, consequently, no expense related to these awards was recognized until the second quarter of 2022 when certain of the market conditions were satisfied.

Income Tax Benefit. We estimate our annual effective tax rate (or AETR) for continuing operations in recording our interim quarterly income tax provision considering the various jurisdictions in which we operate. Discrete tax adjustments are excluded from the computation of the AETR and recorded in the quarter in which they occur.

We recorded a net income tax benefit of $23.0 million (131.45% effective tax rate) for the three months ended September 30, 2022. For the three months ended June 30, 2022, we recorded net income tax expense of $3.6 million (negative 19.8% effective tax rate). The higher effective tax rate for the third quarter of 2022 reflects changes in our domestic and international jurisdictional mix of estimated pre-tax income and losses for the period and the fact that we have not recognized an income tax benefit for losses in certain jurisdictions due to a valuation allowance, while recognizing income tax expense for jurisdictions with forecasted pre-tax income. Additionally, the variance in the effective tax rate reflects a $4.1 million benefit recognized in the third quarter of 2022 for remeasurement of unrecognized tax benefits due to expiring statutes of limitation and a $3.4 million benefit recognized in the third quarter in respect to both current taxes and the release of a valuation allowance on losses related to our U.S. operations.

Results for the Successor Nine-Month Period Ended September 30, 2022 and the Period from April 24, 2021 through September 30, 2021 and for the Predecessor Period from January 1, 2021 through April 23, 2021

	Successor		Predecessor
	Nine Months Ended	Period from April 24, 2021 through	Period From January 1, 2021 through
	September 30, 2022	September 30, 2021	April, 23, 2021
REVENUE-EARNING DAYS	2,253	1,372	724
UTILIZATION	65%	71%	53%
AVERAGE DAILY REVENUE	$229,400	$205,000	$211,800

CONTRACT DRILLING REVENUE	$516,992	$281,189	$153,364
REVENUE RELATED TO REIMBURSABLE EXPENSES	101,022	47,599	16,015
TOTAL REVENUES	$618,014	$328,788	$169,379
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$442,619	$225,892	$181,626
REIMBURSABLE EXPENSES	$99,932	$46,645	$15,477
OPERATING INCOME (LOSS)
Contract drilling services, net	$74,373	$55,297	$(28,262)
Reimbursable expenses, net	1,090	954	538
Depreciation	(78,714)	(43,885)	(92,758)
General and administrative expense	(52,805)	(37,193)	(15,036)
Impairment of assets	—	—	(197,027)
Gain on disposition of assets	4,802	943	5,486
Total Operating Loss	$(51,254)	$(23,884)	$(327,059)
Other income (expense):
Interest income	12	3	30
Interest expense, net of amounts capitalized	(28,792)	(16,874)	(34,827)
Foreign currency transaction (loss) gain	(285)	259	(172)
Reorganization items, net	—	(7,454)	(1,639,763)
Other, net	1,487	10,692	398
Loss before income tax benefit (expense)	(78,832)	(37,258)	(2,001,393)
Income tax benefit (expense)	28,059	(15,217)	39,404
NET LOSS	$(50,773)	$(52,475)	$(1,961,989)

Nine Months Ended September30, 2022 (Successor) Compared to the Period from April 24, 2021 through September 30, 2021 (Successor) and the Period from January 1, 2021 through April 23, 2021 (Predecessor)

Contract Drilling Revenue. During the Successor nine-month period ended September 30, 2022, we earned contract drilling revenue of $517.0 million attributable to 2,253 R-E days and average daily revenue of $229,400. Total utilization for the period was 65%, reflecting downtime for the Ocean Endeavor and Ocean Patriot for repairs and inspections (200 days), planned downtime related to contract preparation activities for the Ocean Apex and Ocean BlackHawk (176 days) and non-productive time associated with four warm- or cold- stacked rigs (818 days).

The increase in average daily revenue for the Successor nine-month period ended September 30, 2022, compared to the Successor period from April 24, 2021 to September 30, 2021, was primarily due to higher recognition of capital upgrade revenue related to managed pressure drilling equipment for the Ocean BlackLion and the impact of the Ocean Onyx, Ocean Patriot and Ocean BlackHawk operating at higher dayrates during the first nine months of 2022 compared to rates earned during the Successor period in 2021. The Ocean BlackRhino completed pre-contract commencement work in June 2021 and began drilling operations in Senegal during the third quarter of 2021.

During the Successor period from April 24, 2021 to September 30, 2021, we earned contract drilling revenue of $281.2 million attributable to 1,372 R-E days and average daily revenue of $205,000. Total utilization for the period was 71%, reflecting downtime for the Ocean BlackRhino and Ocean Courage for contract preparation work (132 days) and the Ocean Endeavor, Ocean Patriot and Ocean Onyx for repairs, inspection and mobilization (65 days), in addition to the non-productive time associated with warm- or cold- stacked rigs (320 days). The decline in average daily revenue reflects reduced amortization of deferred revenue due to the write off of such balances at the Effective Date in connection with fresh start accounting. Prior to fresh start accounting, such amounts were amortized into income over the respective contract terms.

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

Contract Drilling Expense, Excluding Depreciation. During the Successor nine-month period ended September 30, 2022 (a 273-day period), contract drilling expense, excluding depreciation totaled $442.6 million, primarily comprised of payroll and benefits cost ($199.7 million), repairs, maintenance and inspection ($126.9 million), equipment rentals ($41.1 million), shorebase cost, insurance and overhead ($60.0 million), moving cost ($11.3 million) and catering ($15.2 million), partially offset by a reduction in other costs ($11.6 million). Increased payroll and benefits costs are partially attributable to a rig retention bonus implemented for certain of our drilling rigs in early 2022.

During the Successor period from April 24, 2021 through September 30, 2021 (a 160-day period), contract drilling expense, excluding depreciation totaled $225.9 million, comprised primarily of payroll and employees cost ($100.2 million), repairs, maintenance and inspection ($64.5 million), equipment rentals ($17.3 million), shorebase cost, insurance and overhead ($28.4 million), catering ($7.6 million), moving cost ($2.9 million) and other ($5.0 million).

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

Depreciation Expense. Depreciation expense for the Successor nine-month period ended September 30, 2022 and the period from April 24, 2021 through September 30, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021 was $78.7 million, $43.9 million and $92.8 million, respectively. The decline in depreciation expense since the Effective Date was primarily due to the reduction in depreciable value of our rigs and equipment as a result of the fair value remeasurement of rigs and equipment in connection with the application of fresh start accounting and asset impairments recognized in the fourth quarter of 2021.

General and Administrative Expense. General and administrative expense for the Successor nine-month period ended September 30, 2022 and the period from April 24, 2021 through September 30, 2021 and Predecessor period from January 1, 2021 through April 23, 2021 was $52.8 million, $37.2 million and $15.0 million, respectively. Expenses incurred during the Successor nine months ended September 30, 2022 included payroll and benefits ($29.4 million), legal and professional fees ($16.5 million), office expenses ($6.0 million) and other ($0.8 million). For the Successor period from April 24, 2021 through September 30, 2021, general and administrative expense included payroll and benefits ($21.7 million), professional and legal fees ($11.8 million), office expenses ($3.4 million) and other ($0.3 million). Expenses incurred during the Predecessor period from January 1, 2021 through April 23, 2021 included payroll and benefits costs ($9.9 million), professional and legal fees ($3.6 million) and other ($1.5 million). Payroll and benefits costs for the Successor nine-month period ended September 30, 2022 included $5.4 million in incremental compensation expense associated with certain performance-based restricted stock awards granted in 2021.

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

Interest Expense. Interest expense for the Successor nine-month period ended September 30, 2022 included interest cost related to our exit financing ($19.2 million), imputed interest expense related to our equipment finance leases ($7.9 million), amortization of deferred arrangement fees associated with our exit credit facility ($1.5 million) and other ($0.2 million). Interest expense for the Successor period from April 24, 2021 through September 30, 2021 included interest on exit financing ($11.0 million), imputed interest on equipment finance leases ($5.0 million) and amortization of deferred debt arrangement fees ($0.9 million) .

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

Income Tax Benefit. We recorded a net income tax benefit of $28.1 million (35.6% effective tax rate) for the nine months ended September 30, 2022, as compared to a net income tax benefit of $15.2 million (negative 40.8% effective tax rate) for the Successor period from April 23, 2021 to September 30, 2021. The higher effective tax rate for the nine months ended September 30, 2022 reflects changes in the domestic and international jurisdictional mix of our pre-tax income and losses. Additionally, the variance reflects a $5.4 million benefit recognized during the nine months ended September 30, 2022 for remeasurement of unrecognized tax benefits and other tax balances due to strengthening of the U.S. dollar relative to foreign currencies and a $3.4 million benefit recognized in September 2022 in respect to taxation of our U.S. operations.

For the Predecessor period from January 1, 2021 to April 23, 2021, we recorded an income tax benefit of $39.4 million (1.9% effective tax rate), which reflects certain consequences of the Predecessor’s bankruptcy filing. The higher effective tax rate for the period for the nine months ended September 30, 2022 also reflects changes in the domestic and international jurisdictional mix of our pre-tax income and loss, which are consequences, in part, of realigning substantially all our assets and operations under a foreign subsidiary in April 2021.

Liquidity and Capital Resources

We have available a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility and also originally provided for a $100.0 million sublimit for the issuance of letters of credit thereunder (or the Exit RCF). Effective September 30, 2022, as discussed below, the aggregate amount of the commitments of the Issuing Lenders (as defined in the Exit Revolving Credit Agreement) to issue letters of credit under the Exit RCF decreased to $75.0 million. Our total capacity for borrowings under the Exit RCF was not impacted by the resignation of the Issuing Lender and remains at $400 million. The Exit RCF is scheduled to mature on April 22, 2026.

On August 31, 2022, one of the Issuing Lenders in our Exit RCF (or the Resigning Lender) notified us that it was resigning as an Issuing Lender as of September 30, 2022. The Resigning Lender had provided a commitment to issue up to $25.0 million in letters of credit under the Exit RCF. The Resigning Lender will continue to have all the rights and obligations of an Issuing Lender under the Exit RCF with respect to letters of credit issued by it prior to its resignation but will not be required to issue additional letters of credit or extend, renew or increase the outstanding letters of credit. As a result, the aggregate amount of the commitments of the Issuing Lenders to issue letters of credit under the Exit RCF was reduced from $100.0 million to $75.0 million.

At November 7, 2022, we had borrowings of $152.5 million outstanding under the Exit RCF and had utilized $37.3 million for the issuance of letters of credit. As of November 7, 2022, approximately $213.7 million was available for borrowings or the issuance of letters of credit under the Exit RCF. However, the availability of borrowings and letters of credit under the Exit RCF is subject to the satisfaction of certain conditions as specified in the Exit Revolving Credit Agreement, including restrictions on borrowings.

We also have approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or First Lien Notes), none which had been issued as of November 7, 2022.

Historically, we have relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include funding of our working capital requirements and capital expenditures, as well as the servicing of our debt repayments and interest payments. As of November 7, 2022, all of our rigs, excluding managed rigs, are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (or DFAC). Our management has determined that we will permanently reinvest foreign earnings, which restricts the ability to utilize cash flows of DFAC on a company-wide basis. To the extent possible, we expect to utilize the operating cash flows and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each respective entity's working capital requirements and capital commitments.

As of October 1, 2022, our contractual backlog was approximately $1.6 billion. At September 30, 2022, we had cash available for current operations of $61.2 million, including $38.6 million that is subject to restrictions pursuant to the MMSA.

Sources and Uses of Cash

Historical Cash Flow from Operations

For the Successor nine-month period ended September 30, 2022, our operating activities used cash of $21.9 million. Cash expenditures for contract drilling, shorebase support, and general and administrative costs ($590.4 million) and cash income taxes paid, net of refunds ($15.0 million), were partially offset by cash receipts from contract drilling services ($566.0 million) during the nine-month period. In addition, collateral deposits aggregating $17.5 million were exchanged for letters of credit drawn under the Exit RCF, positively impacting cash flow but with a neutral effect on total liquidity.

Cash outlays for capital expenditures during the first nine months of 2022 aggregated $42.7 million (including capital outlays for the Ocean Endeavor and Ocean Patriot shipyard work earlier in the period). We also paid $11.8 million in finance lease obligations related to well control equipment on our owned drillships during the period. During the first nine months of 2022, asset sales, including the sale of the Ocean Valor, generated cash proceeds of $5.9 million, and $69.0 million was borrowed under the Exit RCF.

For the Successor period from April 24, 2021 through September 30, 2021, our operating activities used $41.0 million. Cash expenditures for contract drilling, shorebase support and general and administrative costs ($348.9 million) and payments to professionals in connection with our bankruptcy cases ($35.4 million) more than offset cash receipts for contract drilling services ($338.4 million) for the period and funds from the return of certain collateral deposits ($4.9 million). Cash outlays for capital expenditures and finance lease obligations during the period aggregated $37.8 million and $6.0 million, respectively, and we had incremental borrowings of $20.0 million, net of repayments, under the Exit RCF.

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

Capital Expenditures, Rig Reactivation and Other Projects

As of the date of this report, we expect total cash capital expenditures for 2022 to be approximately $75.0 million to $80.0 million pursuant to our capital maintenance programs, including approximately $25.0 million in current year capital spending associated with reactivation of the Ocean GreatWhite and additional structural work for the Ocean Endeavor in the fourth quarter.

In total, we expect to incur approximately $35.0 million to $40.0 million in connection with reactivation and contract preparation activities for the Ocean GreatWhite, including both capital and non-capital work scopes. Approximately $18.0 million to $20.0 million of total work scopes is attributable to the reactivation portion of the project (including approximately $13 million in capital spending in the remainder of 2022 reported above), and approximately $17.0 million to $20.0 million is attributable to pre-commencement operating expenses, emissions reduction equipment, mobilization of the rig and customer-requested equipment and enhancements. In order to meet an accelerated commencement window, a significant portion of the preparation activities are scheduled to occur in the fourth quarter of 2022.

Other Obligations

As of September 30, 2022, the total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment was $32.3 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

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
•
customer spending programs and future capital investments and customer spending commitments;
•
business plans or financial condition of our customers, including with respect to or as a result of the COVID-19 pandemic;
•
duration and impacts of the COVID-19 pandemic, including new variants of the virus, lockdowns, re-openings and any other related actions taken by businesses and governments on the offshore drilling industry and on our business, operations, supply chain and personnel, financial condition, results of operations, cash flows and liquidity;
•
expectations regarding our plans and strategies, including plans, effects and other matters relating to the COVID-19 pandemic and any new variants;
•
contractual obligations and future contract negotiations;
•
the transition to renewable energy sources and other alternative forms of energy;
•
future energy demand and future demand for offshore drilling services;
•
interest rate and foreign exchange risk and the transition away from LIBOR;
•
operations outside the United States;
•
geopolitical events and risks including Russia’s invasion of Ukraine and related sanctions;
•
business strategy;
•
growth opportunities;
•
competitive position including, without limitation, competitive rigs entering the market;
•
expected financial position and liquidity;
•
cash flows and contract backlog;
•
idling drilling rigs or reactivating stacked rigs, including the reactivation of the Ocean GreatWhite;
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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced in Item 1A, “Risk Factors” in Part II of this report and Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A.

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

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. As of September 30, 2022, our variable interest rate debt included $152.5 million of outstanding borrowings under the Exit RCF, $18.0 million for the issuance of letters of credit under the Exit RCF and $100.0 million outstanding under our senior secured term loan agreement we entered into on the Effective Date. At this level of variable-rate debt, the impact of a 100-basis point increase in market interest rates would not have a material effect (estimated $2.7 million increase in interest expense on an annualized basis). Our First Lien Notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

There were no other material changes in our market risk components for the nine months ended September 30, 2022. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 8 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, includes a detailed discussion of certain material risk factors facing the Company. The additional risk factors presented below describe additional risks and should be read in conjunction with Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 on Form 10-K/A, which are incorporated herein by reference.

Risks Related to Our Business and Operations

Inflation may adversely affect our operating results and increase working capital investments required to operate our business.

Inflationary factors such as increases in labor costs, material costs and overhead costs may adversely affect our operating results. Inflationary pressures may also increase other costs to operate or reactivate our drilling rigs. Our contracts for our drilling rigs generally provide for the payment of an agreed dayrate per rig operating day. Although some contracts do provide for a limited escalation in dayrate due to increased operating costs we incur on the project, we may not be able to fully recover increased costs due to inflation from our customers. If we are unable to recoup such increased costs, our operating margins will decline. Continuing or worsening inflation could significantly increase our operating expenses and capital expenditures, which could in turn have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and 2(b) are not applicable.

(c) During the three months ended September 30, 2022, in connection with the vesting of shares of restricted stock held by our Chief Executive Officer, which were awarded under an equity incentive compensation plan, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred in connection with such vesting. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	144,845	$6.09	N/A	N/A
August 1, 2022 through August 31, 2022	301,300	7.28	N/A	N/A
September 1, 2022 through September 30, 2022	—	—	N/A	N/A
Total	446,145	$6.89	N/A	N/A

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Third Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 29, 2021).

3.2	Second Amended and Restated Bylaws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on April 29, 2021).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date November 8, 2022	By:	/s/ Dominic A. Savarino
Dominic A. Savarino
Senior Vice President and Chief Financial Officer