Form 10-K
period 2022-12-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2023-02-28
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

As of June 30, 2022	$594,790,930

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 22, 2023	Common Stock, $0.0001 par value per share	101,320,164 shares

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

PART I

Item 1. Business.

General

Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, provides contract drilling services to the energy industry around the globe with a fleet of 14 offshore drilling rigs, consisting of four owned drillships, eight owned semisubmersible rigs and two managed rigs. See “– Rig Management and Marketing Services” and “– Our Fleet – Fleet Status.”

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

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (or the year ended December 31, 2022 and the period from April 24, 2021 to December 31, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (or from January 1, 2021 to April 23, 2021) and the year ended December 31, 2020.

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

Fleet Status

The following table presents additional information regarding our fleet at February 2, 2023:

Rig Type and Name	Rated Water Depth (in feet)(a)	Attributes	Year Built/ Redelivered (b)	Current Location (c)	Customer (d)
DRILLSHIPS (4):
Ocean BlackLion	12,000	DP; MPD; 7R; 15K	2015	GOM	BP
Ocean BlackRhino	12,000	DP; 7R; 15K	2014	Senegal	Woodside
Ocean BlackHornet	12,000	DP; MPD; 7R; 15K	2014	GOM	BP
Ocean BlackHawk	12,000	DP; 7R; 15K	2014	Senegal	Woodside
SEMISUBMERSIBLES (8):
Ocean GreatWhite	10,000	DP; 6R; 15K	2016	North Sea/U.K.	Contract Prep; BP
Ocean Courage	10,000	DP; 6R; 15K	2009	Brazil	Petrobras
Ocean Monarch	10,000	15K	2008	Malaysia	Cold Stacked
Ocean Endeavor	10,000	15K	2007	North Sea/Norway/U.K.	Shipyard/Shell
Ocean Apex	6,000	15K	2014	Australia	Woodside
Ocean Onyx	6,000	15K	2013	Malaysia	Cold Stacked
Ocean Valiant	5,500	15K	1988	North Sea/U.K.	Cold Stacked
Ocean Patriot	3,000	15K	1983	North Sea/U.K.	Apache (e)
MANAGED RIGS (f)
West Auriga	10,000	DP; MPD; 15K	2013	GOM	BP
West Vela	10,000	DP; MPD; 15K	2013	GOM	Beacon

Attributes
DP	=	Dynamically Positioned/Self-Propelled	MPD	=	Managed Pressure Drilling equipped
7R	=	2 Seven ram blow out preventers	15K	=	15,000 psi well control system
6R	=	Six ram blow out preventer

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
(e)
In February 2023, Apache verbally informed us that it intends to exercise its option to terminate its drilling contract for the Ocean Patriot. In accordance with the terms of the drilling contract, the Ocean Patriot will continue to perform services under the contract until at least July 2023. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(f)
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

We currently manage two drillships, the West Auriga and the West Vela, both of which were contracted as of December 31, 2022. The MMSA for a third rig, the West Capricorn, was terminated in the third quarter of 2022 due to the sale of the rig by its owner.

Additionally, we have entered into and are currently operating under charter hire agreements with Aquadrill (or the Charters) for the West Auriga and West Vela for their contracts in the GOM. While the rigs are chartered, the MMSA is suspended and will resume upon termination of the Charters. The terms of the Charters are consistent with the MMSA, resulting in the same financial impact to us had the rigs remained under the MMSA. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Drilling Backlog” in Item 7 of this report and Note 4 “Revenue from Contracts with Customers – Revenues Related to Managed Rigs” to our Consolidated Financial Statements in Item 8 of this report.

Customers

We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through

April 23, 2021, and the year ended December 31, 2020, we performed services for seven, eight, ten and twelve different customers, respectively. Our most significant customers during these periods were as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	April 24, 2021 through	January 1, 2021 through	Year Ended
Customer	December 31, 2022 (1)	December 31, 2021 (1)	April 23, 2021	December 31, 2020
BP	33.1%	25.4%	39.8%	20.6%
Woodside	29.7%	22.4%	0.5%	7.0%
Petróleo Brasileiro S.A.	9.5%	7.6%	2.0%	21.2%
Shell	4.1%	5.1%	9.2%	10.1%
Occidental	3.9%	11.5%	21.4%	20.1%
Hess Corporation	—	—	—	10.7%
(1)
Excludes revenues, primarily reimbursable revenue, attributable to the MMSA with Aquadrill of $58.0 million and $45.3 million earned during 2022 and the period from April 24, 2021 through December 31, 2021, respectively. See “— Rig Management and Marketing Services.”

No other customer accounted for 10% or more of our annual total consolidated revenues during the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020. See “Risk Factors — Risks Related to Our Business and Operations – Our industry is highly competitive, with an oversupply of drilling rigs and intense price competition” and “Risk Factors — Risks Related to Our Business and Operations — Our customer base is concentrated” in Item 1A of this report.

Backlog

As of January 1, 2023, our contract backlog was an aggregate $1.8 billion attributable to ten customers, compared to $1.2 billion as of January 1, 2022 also attributable to ten customers. For the five-year period from 2023 to 2027, $1.4 billion (or 81%) of our contracted backlog as of January 1, 2023 was attributable to future operations with three customers, including one customer contracted for five rigs and another customer contracted for three rigs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Drilling Backlog” in Item 7 of this report. See “Risk Factors — Risks Related to Our Business and Operations – We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue ultimately will be realized” in Item 1A of this report.

Competition

Based on industry data, as of the date of this report, there are approximately 685 mobile drilling rigs (drillships, semisubmersibles and jack-up rigs) in service worldwide, including approximately 190 floater rigs. Despite consolidation in previous years, the offshore contract drilling industry remains highly competitive with numerous industry participants, none of which at the present time has a dominant market share. Some of our competitors may have greater financial or other resources than we do.

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

We compete in a single, global offshore drilling market, but competition may vary significantly by region at any particular time. See “– Markets.” Competition for offshore rigs generally takes place on a worldwide basis, as these rigs are mobile and may be moved, although at a cost that may be substantial, from one region to another. It is characteristic of the offshore drilling industry to move rigs from areas of low utilization and dayrates to areas of greater activity and relatively higher dayrates. The current market remains very competitive. See “Risk Factors – Risks Related to Our Business and Operations – Our industry is highly competitive, with an oversupply of drilling rigs and intense price competition” in Item 1A of this report.

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

Human Capital

Employees

As of December 31, 2022, we managed a global workforce of approximately 2,100 persons including international crew personnel, a portion of whom are furnished through independent labor contractors. A portion of our workforce outside of the U.S. is represented by collective bargaining agreements. As of December 31, 2022, over 57% of our global workforce had been employed by us for five years or more, with an average tenure of approximately 10 years.

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

Name	Age as of January 31, 2023	Position
Bernie Wolford, Jr.	63	President, Chief Executive Officer and Director
David L. Roland	61	Senior Vice President, General Counsel and Secretary
Dominic A. Savarino	52	Senior Vice President and Chief Financial Officer

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (or the Exchange Act), and accordingly file annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K, respectively, any amendments to those reports and other information with the United States Securities and Exchange Commission (or SEC). Our SEC filings are available to the public from the SEC’s Internet site at www.sec.gov or from our Internet site at www.diamondoffshore.com. Our website provides a hyperlink to a third-party SEC filings website where these reports may be viewed and printed at no cost as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. The preceding Internet addresses and all other Internet addresses referenced in this report are for information purposes only and are not intended to be a hyperlink. Accordingly, no information found or provided at such Internet addresses or at our website in general (or at other websites linked to our website) is intended or deemed to be incorporated by reference into this report and such information should not be considered a part of this report or any other filing that we make with the SEC.

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

Risks Related to Our Business and Operations

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
•
The impacts of the COVID-19 pandemic and efforts to mitigate the spread of the virus have adversely impacted, and could continue to adversely impact, our business, operations and financial results.
•
Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility in how we manage our personnel.
•
Inflation may adversely affect our operating results and increase working capital investments required to operate our business,
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
•
The debt instruments we entered into on the Effective Date contain various restrictive covenants limiting the discretion of our management in operating certain aspects of our business.
•
Our variable rate indebtedness subjects us to interest rate risk and the transition away from LIBOR could have an adverse impact on us.
•
The exercise of all or any number of the outstanding Emergence Warrants or the granting or vesting of stock-based awards will dilute the interests of the holders of our New Diamond Common Shares.
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

Risks Related to Our Business and Operations

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

Demand for our drilling services depends upon the level of offshore oil and gas exploration, development and production in markets worldwide, and those activities depend in large part on oil and gas prices, worldwide demand for oil and gas and a variety of political and economic factors. The level of offshore drilling activity is adversely affected when operators reduce or defer new investment in offshore projects, reduce or suspend their drilling budgets or reallocate their drilling budgets away from offshore drilling in favor of other priorities, such as renewable energy or land-based projects, which have reduced, and may in the future further reduce, demand for our rigs. As a result, our business and the oil and gas industry in general are subject to cyclical fluctuations.

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

In addition, some of our drilling contracts permit the customer to terminate the contract after specified notice periods, often by tendering contractually specified termination amounts, which may not fully compensate us for the loss of the contract. In some cases, our drilling contracts may permit the customer to terminate the contract without cause, upon little or no notice or without making an early termination payment to us. During depressed market conditions, certain customers have utilized, and may in the future utilize, such contract clauses to seek to renegotiate or terminate a drilling contract or claim that we have breached provisions of our drilling contracts in order to avoid their obligations to us under circumstances where we believe we are in compliance with the contracts. Additionally, because of depressed commodity prices, restricted credit markets, economic downturns, changes in priorities, strategy or government regulations, customer consolidation or other factors beyond our control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers have sought and may in the future seek to renegotiate the terms of our existing drilling contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. As a result of such contract renegotiations or terminations, our contract backlog has been and may in the future be adversely impacted. We might not recover any compensation (or any recovery we obtain may not fully compensate us for the loss of the contract) and we may be required to idle one or more rigs for an extended period of time. These results in some cases in the past have had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows. See “- Our industry is highly competitive, with an oversupply of drilling rigs and intense price competition”.

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

Our customer base is concentrated.

We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During the Successor period for the year 2022, our two customers in the GOM (in the aggregate) and one customer with operations in the GOM, Senegal and Australia accounted for 37% and 30%, respectively, of our total consolidated revenue for the year. In addition, the number of customers we have performed services for has declined from 35 in 2014 to nine in 2022. For the five-year period from 2023 to 2027, $1.4 billion (or 78%) of our current contracted backlog is attributable to future operations with three customers, including one customer contracted for five rigs and another customer contracted for three rigs. The loss of a significant customer, whether due to economic or market reasons, reasons of competition or consolidation or any other reason, could have a material adverse impact on our financial condition, results of operations and cash flows, especially in a declining market where the number of our working drilling rigs is declining along with the number of our active customers. In addition, if a significant customer experiences liquidity constraints or other financial difficulties, or elects to terminate one of our drilling contracts, it could have a material adverse effect on our utilization rates in the affected market and also displace demand for our other drilling rigs as the resulting excess supply enters the market.

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

The impacts of the COVID-19 pandemic and efforts to mitigate the spread of the virus have adversely impacted, and could continue to adversely impact, our business, operations and financial results.

Beginning in March 2020, the COVID-19 pandemic and the actions taken by businesses and governments in response to it significantly slowed global economic activity and disrupted financial markets and international trade, resulting in a sharp decline in global oil demand and prices. These events had a material adverse effect on our business. Due to worldwide travel restrictions and mandatory quarantine measures designed to prevent or reduce the spread of COVID-19 in certain regions, we experienced increased difficulties, delays and costs in moving our personnel in and out of, and to work in, the various jurisdictions in which we operate. The difficulties and delays resulted in increased costs and a shortage of available experienced rig personnel or rig personnel working unusually long periods before rotating off the rig. In some cases, we were unable to fully recover those increased costs from our customers. We also experienced permitting and regulatory delays attributable to the COVID-19 pandemic or reduced staffing at various regulatory agencies. We also experienced temporary shutdowns due to COVID-19 outbreaks on some of our drilling rigs, which resulted in a loss of revenue. Additionally, we experienced disruptions to or restrictions on the ability of our suppliers, manufacturers and service providers to supply parts, equipment or services in some of the jurisdictions in which we operate, whether as a result of government actions, labor shortages, the inability to source parts or equipment from affected locations, or other effects related to the COVID-19 outbreak, which could have significant adverse consequences on our ability to meet our commitments to customers, including by increasing our operating costs and increasing the risk of rig downtime and contract delays or terminations.

While most of these measures and restrictions initially implemented during 2020 have since been relaxed or lifted, any resurgence in COVID-19 infections or new variants of the virus could result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions in an effort to slow the spread of the virus. The ultimate extent of the impact of the COVID-19 outbreak on our business and financial position will continue to depend significantly on future developments, including the emergence of more contagious or vaccine-resistant strains of COVID-19, the future duration, spread or containment of the outbreak, particularly within the geographic locations where we operate, and the related impact on overall economic activity and demand for oil and gas. Many of the other risks we face will be exacerbated by the COVID-19 pandemic and any worsening of the business and economic environment as a result of it.

Unionization efforts and labor regulations in certain countries in which we operate could materially increase our costs or limit our flexibility in how we manage our personnel.

Outside of the U.S., it is not unusual for us to be subject to collective bargaining agreements that require periodic salary negotiations, which usually result in higher personnel costs and other benefits. Efforts have been made from time to time to unionize other portions of our workforce. In addition, we have been subjected to strikes, work stoppages, or threats thereof, and other labor disruptions in certain countries where we operate. Additional unionization efforts, new collective bargaining agreements or work stoppages could materially increase our costs, reduce our revenues or limit our flexibility.

Certain legal obligations in the countries in which we operate require us to contribute certain amounts to retirement funds or other benefit plans and restrict our ability to dismiss employees. Future regulations or court interpretations in these countries could increase our costs and have a material adverse effect on our business, financial condition, results of operations or cash flows.

Inflation may adversely affect our operating results and increase working capital investments required to operate our business.

Inflationary factors such as increases in labor costs, material costs and overhead costs have adversely affected, and may continue to adversely affect, our operating results. Inflationary pressures may also increase other costs to operate or reactivate our drilling rigs. Our contracts for our drilling rigs generally provide for the payment of an agreed dayrate per rig operating day. Although some contracts do provide for a limited escalation in dayrate due to increased operating costs we incur on the project, we may not be able to fully recover increased costs due to inflation from our customers. If we are unable to recoup such increased costs, our operating margins will decline. Continuing or worsening inflation could significantly increase our operating expenses and capital expenditures, which could in turn have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

We maintain liability insurance, which generally includes coverage for environmental damage; however, because of contractual provisions and policy limits, our insurance coverage may not adequately cover our losses and claim costs. In addition, certain risks and contingencies related to pollution, reservoir damage and environmental risks are generally not fully insurable. Although we currently have loss-of-hire insurance on certain rigs to cover lost cash flow when a rig is damaged (other than when caused by named windstorms in the U.S. Gulf of Mexico), we have not purchased loss-of-hire insurance for our entire fleet. There can be no assurance that we will continue to carry the insurance we currently maintain, that our insurance will cover all types of losses or that we will be able to maintain adequate insurance in the future at rates we consider to be reasonable or that we will be able to obtain insurance against some risks. In addition, our insurance may not cover losses associated with pandemics such as the COVID-19 pandemic.

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

Our business has become increasingly dependent upon information technologies, computer systems and networks, including those maintained by us and those maintained and provided to us by third parties (for example, “software-as-a-service” and cloud solutions), to conduct day-to-day operations, and we are placing greater reliance on information technology to help support our operations and increase efficiency in our business functions. We are dependent upon our information technology and infrastructure, including operational and financial computer systems, to process the data necessary to conduct almost all aspects of our business. Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes including, among others, storms and other natural disasters, terrorist attacks, utility outages, theft, design defects, human error or complications encountered as existing systems are maintained, repaired, replaced or upgraded. It has been reported that known or unknown entities or groups have mounted so-called “cyber-attacks” on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In addition, the U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Cybersecurity risks and threats continue to grow and may be difficult to anticipate, prevent, discover or mitigate. A breach, failure or circumvention of our computer systems or networks, or those of our customers, vendors or others with whom we do business, including by ransomware or other attacks, could materially disrupt our business operations and our customers’ operations and could result in the alteration, loss, theft or corruption of data, and unauthorized release of, unauthorized access to, or our loss of access to confidential, proprietary, sensitive or other critical data or systems concerning our company, business activities, employees, customers or vendors. As of the date of this report, many of our non-operational employees, including employees at our corporate headquarters, have a hybrid work arrangement, working both in the office and remotely, which increases various logistical challenges, inefficiencies and operational risks. Working remotely has significantly increased the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This “remote work” model has resulted in increased demand for information technology resources and may expose us to risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations. Any such breach, failure or circumvention could result in loss of customers, financial losses, regulatory fines, substantial damage to property, bodily injury or loss of life, or misuse or corruption of critical data and proprietary information, could subject us to significant liabilities and could have a material adverse effect on our operations, financial condition, business or reputation. Further, as cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents.

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

Additionally, some of our suppliers, manufacturers and service providers have been negatively impacted by the industry downturn, global economic conditions (including inflation) and/or COVID-19 pandemic. If certain of our suppliers, manufacturers or service providers were to experience significant cash flow issues, become insolvent or otherwise curtail or discontinue their business as a result of such conditions, it could result in a reduction or interruption in supplies, equipment or services available to us and/or a significant increase in the price of such supplies, equipment and services.

Contracts for our drilling rigs are generally fixed dayrate contracts, and increases in our operating costs could adversely affect our profitability on those contracts.

Our contracts for our drilling rigs generally provide for the payment of an agreed dayrate per rig operating day, although some contracts do provide for a limited escalation in dayrate due to increased operating costs we incur on the project. Over the term of a drilling contract, our operating costs may fluctuate due to inflation or other events beyond our control. In addition, equipment repair and maintenance expenses vary depending on the type of activity the rig is performing, the age and condition of the equipment and general market factors impacting relevant parts, components and services. The gross margin that we realize on these fixed dayrate contracts will fluctuate based on variations in our operating costs over the terms of the contracts. In addition, for contracts with dayrate escalation clauses, we may not be able to fully recover increased or unforeseen costs from our customers.

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

We may pursue transactions that involve the acquisition of businesses or assets, mergers or joint ventures or other investments that we believe will enable us to further expand or enhance our business. Any such transaction would be evaluated on a case-by-case basis, and its consummation would depend upon numerous factors, including identifying suitable targets or assets that align with our business strategy, reaching agreement with the potential counterparties on acceptable terms, the receipt of any applicable regulatory and other approvals, and other conditions. Any such transactions would involve various risks including, among others, the following:

•
difficulties related to integrating or managing applicable parts of an acquired business or joint venture and unanticipated changes in customer and other third-party relationships subsequent to closing;
•
diversion of management’s attention from day-to-day operations;
•
failure to realize anticipated benefits, such as cost savings, revenue enhancements or business synergies;
•
the potential for substantial transaction expenses; and
•
potential accounting impairment or actual diminution or loss of value of our investment if future market, business or other conditions ultimately differ from our assumptions at the time any such transaction is consummated.

Financial and Tax Risks

Our financial performance after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh start accounting.

Our capital structure was significantly impacted by the Plan. We emerged from bankruptcy under Chapter 11 of the Bankruptcy Code on April 23, 2021. Upon our emergence from bankruptcy, we adopted fresh start accounting. Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. Accordingly, because fresh start accounting rules apply, our financial condition and results of operations following emergence from the Chapter 11 Cases may not be comparable to the financial condition or results of operations reflected in our historical financial statements prior to our emergence from bankruptcy.

The debt instruments we entered into on the Effective Date contain various restrictive covenants limiting the discretion of our management in operating certain aspects of our business.

Our debt instruments contain various restrictive covenants that may limit our management’s discretion in certain respects and contain negative covenants that limit the borrower's ability and the ability of its restricted subsidiaries to, among other things and subject to a number of important limitations and exceptions:

•
incur, assume or guarantee additional indebtedness;

•
create, incur or assume liens;
•
make investments;
•
enter into sale and leaseback transactions;
•
pay dividends or distributions on capital stock or redeem or repurchase capital stock;
•
enter into transactions with certain affiliates;
•
repay, redeem or amend certain indebtedness;
•
sell stock of its subsidiaries; or
•
enter into certain burdensome agreements.

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

See Note 11 “Prepetition Revolving Credit Facility, Senior Notes and Exit Debt” to our Consolidated Financial Statements included in Item 8 of this report.

Our variable rate indebtedness subjects us to interest rate risk and the transition away from LIBOR could have an adverse impact on us.

Borrowings under our exit term loan credit agreement and exit revolving credit agreement bear interest at variable rates, based on the applicable margin over market interest rates. If market interest rates increase, our cost to borrow under these credit facilities may also increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Although we may employ hedging strategies such that a portion of the aggregate principal amount outstanding under these credit facilities would effectively carry a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk.

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

The exercise of all or any number of the outstanding Emergence Warrants or the granting or vesting of stock-based awards will dilute the interests of the holders of our New Diamond Common Shares.

On the Effective Date, our new organizational documents became effective authorizing the issuance of shares of common stock representing 100% of the equity interests in the Company as reorganized on the Effective Date in accordance with the Plan (or the New Diamond Common Shares). Also on the Effective Date, and pursuant to the Plan, we entered into a warrant agreement which provides for the issuance of an aggregate of 7.5 million five-year warrants (or the Emergence Warrants). The Emergence Warrants have an exercise period of five years and are exercisable into 7% of the New Diamond Common Shares measured at the time of the exercise. The Emergence Warrants are initially exercisable for one New Diamond Common Share per Emergence Warrant at an exercise price of $29.22 per Emergence Warrant.

Additionally, pursuant to the terms of the Plan, the Diamond Offshore Drilling, Inc. 2021 Long-Term Stock Incentive Plan (or the Equity Incentive Plan) was adopted and approved on the Effective Date. The Equity Incentive Plan provides for the grant of stock options, stock appreciation rights (or SARs), restricted stock, restricted stock units (or RSUs), performance awards, and other stock-based awards or any combination thereof to eligible participants.

The exercise of the Emergence Warrants or the granting or vesting of equity awards in the future will dilute the interests of the existing holders of our New Diamond Common Shares and could have an adverse effect on the market for the New Diamond Common Shares, including the price that an investor could obtain for such shares.

We may incur additional asset impairments and/or rig retirements as a result of reduced demand for certain offshore drilling rigs.

An oversupply of drilling rigs in the offshore drilling market has resulted in numerous rigs being idled and, in some cases, retired and/or scrapped over the past several years. We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have incurred impairment charges in the past, and may incur additional impairment charges in the future related to the carrying value of our drilling rigs. Impairment write-offs could result if, for example, any of our rigs become obsolete or commercially less desirable due to changes in technology, market demand or market expectations or their carrying values become excessive due to the condition of the rig, cold stacking the rig, the expectation of cold stacking the rig in the near future, a decision to retire or scrap the rig, or spending in excess of budget on a newbuild, construction project, reactivation or major rig upgrade. We utilize an undiscounted probability-weighted cash flow analysis in testing an asset for potential impairment, reflecting management’s assumptions and estimates regarding the appropriate risk-adjusted dayrate by rig, future industry conditions and operations and other factors. Asset impairment evaluations are, by their nature, highly subjective. The use of different estimates and assumptions could result in materially different carrying values of our assets, which could impact the need to record an impairment charge and the amount of any charge taken. From 2012 to the date of this report, we have retired and sold 39 drilling rigs and recorded impairment losses aggregating $2.9 billion. Historically, the longer a drilling rig remains cold stacked, the higher the cost of reactivation and, depending on the age, technological obsolescence and condition of the rig, the lower the likelihood that the rig will be reactivated at a future date. The current oversupply of rigs in our industry heightens the risk of future rig impairments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Property, Plant and Equipment” in Item 7 of this report and Note 5 “Asset Impairments” to our Consolidated Financial Statements in Item 8 of this report.

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

Governments around the world are increasingly considering and adopting laws and regulations to address climate change issues. Lawmakers and regulators in the U.S. and other jurisdictions where we operate have focused increasingly on restricting the emission of carbon dioxide, methane and other “greenhouse” gases and have proposed or enacted regulations requiring reporting of greenhouse gas emissions and restricting such emissions, including increased fuel efficiency standards, carbon taxes or cap and trade systems, restrictive permitting, and incentives for renewable energy. For example, the SEC has proposed a mandatory climate change reporting framework that, if implemented, is likely to materially increase the amount of time, monitoring and reporting costs related to these matters. These and other new environmental regulations may unfavorably impact us, our suppliers and our customers.

In addition to potential impacts on our business resulting from climate-change legislation or regulations, our business also could be materially adversely affected by climate-change related physical changes or changes in weather patterns. An increase in severe weather patterns could result in damages to or loss of our drilling rigs, impact our ability to conduct our operations and/or result in a disruption of our customers’ operations. Moreover, there is increased focus, including by governmental and non-governmental organizations, investors and other stakeholders on these and other sustainability matters. Increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against oil and natural gas companies in connection with their greenhouse gas emissions.

In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues and impose reductions of hydrocarbon-based fuels. Laws or regulations incentivizing or mandating the use of alternative energy sources such as wind power and solar energy have been enacted in some jurisdictions. Additionally, numerous large cities globally and several countries have adopted programs to mandate or incentivize the conversion from internal combustion engine powered vehicles to electric-powered vehicles, which may reduce demand for oil and natural gas and our drilling services. Such policies or other laws, regulations, treaties and international agreements related to greenhouse gases, climate change, carbon emissions or energy use may negatively impact the price of oil relative to other energy sources, reduce demand for hydrocarbons and thereby reduce demand for our drilling services, limit drilling in the offshore oil and natural gas industry, or otherwise unfavorably impact our business, our suppliers and our customers, and result in increased compliance costs and additional operating restrictions, all of which could materially adversely affect our business, operations, financial condition, operating results or cash flows.

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

Stakeholders, such as investors, customers, regulators and the lending community, have increased their focus on environmental, social and governance matters, including practices related to greenhouse gas emissions and climate change. Additionally, an increasing percentage of the investment community considers sustainability factors in making investment decisions, and an increasing number of entities are considering sustainability factors in awarding business. If we are unable to meet our commitments and targets and appropriately address sustainability enhancement, we may lose customers or business partners, and our reputation may be negatively affected. It may be more difficult for us to compete effectively, all of which could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows (including negative cash flows) and prospects.

Moreover, in recent years some leading asset managers have expressed a commitment to divest from investments in fossil fuels due to concerns over climate change, and some pension and endowment funds and other investors have begun to divest fossil fuel equities and pressure lenders to limit funding to companies engaged in the extraction of fossil fuels. These efforts intensified during the COVID-19 pandemic, both in the U.S. and throughout the world. In addition, the increased focus by the investment community on ESG-related practices and disclosures, including emission rates and overall impacts to global climate, has created, and will create for the foreseeable future, increased pressure regarding enhancement and modification of the disclosure and governance practices in our industry. The initiatives aimed at limiting climate change and reducing air pollution and the emission of greenhouse gases, including divestment from the oil and gas industry, could significantly interfere with our operations and business activities and restrict our ability to access the capital markets and refinance our debt.

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

In addition, the offshore drilling industry is dependent on demand for services from the oil and gas exploration industry and, accordingly, can be affected by changes in tax and other laws relating to the energy business generally. In addition, the energy sector could be negatively impacted by executive orders and suspensions, as the administration focuses on the impact of climate change, targeting a fully clean energy economy and net-zero emissions by 2050.

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

Our operations outside the U.S. accounted for approximately 53%, 41%, 55% and 54% of our total consolidated revenues for the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020, respectively, and include, or have included, operations in Senegal, Brazil, Australia, Myanmar and the U.K. Because we operate in various regions throughout the world, we are exposed to a variety of risks inherent in international operations, including risks of war or conflicts; political and economic instability and disruption; civil disturbance; acts of piracy, terrorism or other assaults on property or personnel; corruption; possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may consider to be state sponsors of terrorism); changes in global monetary and trade policies, laws and regulations; fluctuations in currency exchange rates; restrictions on currency exchange; controls over the repatriation of income or capital; and other risks. We may not have insurance coverage for these risks, or we may not be able to obtain adequate insurance coverage for such events at reasonable rates. Our operations may become restricted, disrupted or prohibited in any country in which any of these risks occur.

On January 29, 2020, the European Parliament approved the U.K.’s withdrawal from the European Union, commonly referred to as Brexit. The U.K. officially left the European Union on January 31, 2020. In December 2020, the U.K. and the European Union announced they had entered into a post-Brexit agreement regarding certain aspects of trade and other strategic and political issues, potentially avoiding some of the anticipated disruption of a no-deal Brexit. The impact of Brexit, the December 2020 post-Brexit agreement between the U.K. and the European Union, and the terms of their post-Brexit relationship not addressed in that agreement, as well as the future relationship between the U.K. and the European Union, remain uncertain for companies that do business in the U.K. and the overall global economy. Approximately 9%, 18% and 11% of our total revenues for the Successor period for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, respectively, were generated in the U.K. The effects of Brexit and the December 2020 post-Brexit agreement between the U.K. and the European Union, or similar events in other jurisdictions, could depress economic activity or impact global markets, including foreign exchange and securities markets, which may have an adverse impact on our business and operations as a result of changes in currency exchange rates, tariffs, treaties and other regulatory matters.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease office space in Houston, Texas, where our corporate headquarters are located. Additionally, we lease various office, warehouse and storage facilities in Australia, Brazil, Louisiana, Malaysia, Senegal, Singapore and the U.K. to support our offshore drilling operations. We own offices and other facilities in New Iberia, Louisiana; Aberdeen, Scotland; Macae, Brazil; and Ciudad del Carmen, Mexico.

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

We received approval in the first quarter of 2022 to relist our unrestricted common stock on the New York Stock Exchange (or NYSE) under the ticker symbol “DO.” Our common stock commenced trading on the NYSE on March 30, 2022.

As of February 24, 2023, there were approximately 146 holders of record of our common stock. This number represents registered stockholders of record and does not include stockholders who hold their shares through an institution.

Dividend Policy

The Predecessor company had not paid a dividend to stockholders since 2015. For the Successor company, any future dividends will be at the discretion of our Board after taking into account various factors it deems relevant, including our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs and contractual obligations. The Board’s dividend policy may change from time to time, but there can be no assurance that we will declare any cash dividends at all or in any particular amounts. Our ability to declare dividends is generally prohibited by our post-emergence debt. See Note 11 “Prepetition Revolving Credit Facility, Senior Notes and Exit Debt” to our Consolidated Financial Statements included in Item 8 of this report.

Cumulative Total Stockholder Return

The following chart illustrates the cumulative total stockholder return for our New Diamond Common Shares, the Standard & Poor’s SmallCap 600 Index and the Dow Jones U.S. Oil Equipment & Services Index, assuming $100 invested on March 30, 2022 in our common stock and the two published indices and reinvestment of dividends. The chart depicts the past performance for the period from March 30, 2022, the day our common stock commenced trading on the NYSE, through December 31, 2022, and should not be used to predict future share performance.

Comparison of Cumulative Total Return
$175
$150
$125
$100
$75
$50
Mar. 30, 2022
Jun. 30, 2022
Sep. 30, 2022
Dec. 31, 2022
Diamond Offshore
S&P SmallCap 600 Index
Dow Jones U.S. Oil Equipment & Services

	Mar. 30, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022
Diamond Offshore	$100	83	93	146
S&P SmallCap 600 Index	$100	86	81	89
Dow Jones U.S. Oil Equipment & Services	$100	84	75	112

Issuer Purchases of Equity Securities During the Fourth Quarter of 2022

During the three months ended December 31, 2022, in connection with the vesting of restricted stock units held by our officers and certain other employees, which were awarded under an equity incentive compensation plan, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred on the vesting date. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 through October 31, 2022	—	$—	N/A	N/A
November 1, 2022 through November 30, 2022	—	—	N/A	N/A
December 1, 2022 through December 31, 2022	99,776	10.40	N/A	N/A
Total	99,776	$10.40	N/A	N/A

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1A, “Risk Factors” and our Consolidated Financial Statements (including the Notes thereto) in Item 8 of this report.

This section of this Form 10-K generally discusses the Successor periods for the year ended December 31, 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021. For a discussion of our financial condition and results of operations for Successor period from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 7, 2022.

We provide contract drilling services to the energy industry around the globe with a fleet of 14 offshore drilling rigs, consisting of four owned drillships, eight owned semisubmersible rigs and two managed rigs as of the date of this report.

On February 10, 2023, Apache Beryl I Limited (or Apache) verbally informed us that it intends to exercise its option to terminate its drilling contract for the Ocean Patriot. In accordance with the terms of the drilling contract, the Ocean Patriot will continue to perform services under the contract until at least July 2023. Prior to the verbal termination notice, we had estimated that the drilling contract, which originally commenced in 2017 and was most recently extended in 2021, would conclude in September 2024. Pursuant to the contract, upon cancellation Apache is obligated to pay an early termination fee of $12.5 million. We will market the Ocean Patriot for new projects to commence after the termination of the Apache contract.

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

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (or the year ended December 31, 2022 and the period from April 24, 2021 to December 31, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (or from January 1, 2021 to April 23, 2021).

See Note 3 “Fresh Start Accounting” to our Consolidated Financial Statements included in Item 8 of this report.

Market Overview

The macro-environment for the energy sector continues to be supported by improving market fundamentals. These fundamentals have prompted a structural upcycle in the sector, as demonstrated by increased 2023 capital investment budgets in the upstream energy sector. In 2022, however, despite favorable market trends, continued inflationary pressures, geopolitical unrest, and market volatility led to continued underinvestment by oil and gas companies. When normalizing 2022 upstream spending to 2021 cost levels, certain industry analysts estimate that 2022 investment was 29% below 2019 levels. We anticipate that increased capital investments by oil and gas companies will be required to mitigate the cumulative impact from this prolonged period of underinvestment. According to industry reports, analysts expect 2023 offshore exploration spending to increase by more than 10% over 2022, with most of the spending focused on North America, South America, the Middle East, Asia and Africa, which are many of the areas in which we have a presence. An increase in offshore exploration would present potential upside for future rig demand.

According to pricing data published by the U.S. Energy Information Administration, Brent oil prices averaged approximately $101 per barrel in 2022, which is approximately 42% higher than the 2021 average. In the last 3 months of 2022 Brent oil prices averaged approximately $89 per barrel. In addition, the forward curves for 2023 and 2024 Brent oil prices are anticipated to remain strong and average above $80 per barrel according to industry data. The strong commodity price environment has been supported by a tightening commodity supply outlook with 2022 worldwide production recording only marginal gains. Despite indications of a potential future economic slowdown, the International Energy Agency still expects oil and gas demand to grow by 1.9 million barrels per day in 2023 and reach an estimated 102 million barrels per day. Energy security persisted as a theme throughout 2022, keeping capacity expansion and the diversity of supply in focus for our customers.

These positive dynamics have further tightened the market for rigs and may continue supporting the positive trajectory in dayrates and demand for offshore drilling services. In early February 2023, outstanding tenders for deepwater rigs reported by S&P Global represented 49 rig years of demand, a 63% increase versus 30 rig years of demand associated with deepwater tenders in early February 2022. Industry reports show utilization for floating offshore drilling rigs increased for the eighth consecutive quarter in the fourth quarter of 2022. This improvement in utilization has led to a significant increase in deepwater dayrates, with recent industry data indicating dayrates have approximately doubled over the past twelve months. Upward trends in our general market have prompted transactions for stranded rigs and the reactivation of some stacked rigs. This may increase the available overall rig supply going forward, however, supply chain constraints and inflationary pressures could limit the pace at which these rigs can return to the market. These inflationary pressures are also expected to create upward pressure on operating expenses for offshore drillers.

Customer capital allocation decisions will continue to affect demand for our services. Investment mixes over time, coupled with energy demand and regulatory measures, could adversely impact demand for offshore drilling services in the long term. Notwithstanding this possibility, global energy demand continues to be strong while energy supplies remain constrained, and we expect increased investment in both traditional and renewable sources of energy to be required in the future, much of which we expect to be invested in finding and producing hydrocarbons in the offshore segment.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2023 through 2027.

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

The following table reflects our contract drilling backlog attributable to future operations as of January 1, 2023 (based on information available at that time), October 1, 2022 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022), and January 1, 2022 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2021) (in millions).

	January 1, 2023 (1) (2)	October 1, 2022 (1) (2)	January 1, 2022 (1) (2)
Contract Drilling Backlog	$1,788	$1,596	$1,191
(1)
Contract backlog as of January 1, 2023 has been adjusted to reflect termination of the Apache contract for the Ocean Patriot pursuant to verbal notification received on February 10, 2023 and excludes a $12.5 million early termination fee from Apache, payable upon cancellation of the contract. Previously reported contract backlog included $75.5 million and $73.0 million as of October 1, 2022 and January 1, 2022, respectively, attributable to the term of the contract for the Ocean Patriot for which Apache has verbally notified us of its intent to terminate.
(2)
Includes contract backlog of $307.7 million, $300.8 million and $116.0 million at January 1, 2023, October 1, 2022 and January 1, 2022, respectively, attributable to customer drilling contracts secured for rigs managed under the MMSA. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contracts. However, pursuant to the terms of the MMSA and the Charter with the rig owner, we will only realize a gross margin equivalent to our management and marketing fee. See “Business – Rig Management and Marketing Services” in Item 1 of this report and Note 4 “Revenue from Contracts with Customers” to our Consolidated Financial Statements in Item 8 of this report.

The following table reflects the amounts of our contract drilling backlog by year as of January 1, 2023 (in millions).

	For the Years Ending December 31,
	Total	2023	2024	2025	2026	2027
Contract Drilling Backlog (1) (2)	$1,788	$934	$506	$141	$106	$101

(1)
Includes contract backlog of $269.4 million and $38.3 million in 2023 and 2024, respectively, attributable to customer drilling contracts secured for rigs managed under the MMSA. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contracts. However, pursuant to the terms of the MMSA and the Charter with the rig owner, we will only realize a gross margin equivalent to our management and marketing fee.
(2)
Excludes a $12.5 million early termination fee from Apache payable upon cancellation of the contract for the Ocean Patriot.

The following table reflects the percentage of rig days committed by year as of January 1, 2023. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2023	2024	2025	2026	2027
Rig Days Committed (1)	71%	32%	9%	7%	7%

(1)
As of January 1, 2023, includes approximately 340 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects during 2023.

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

COVID-19 Pandemic. Beginning in March 2020, as a result of the COVID-19 pandemic, we experienced increased difficulties, delays and costs in moving our personnel in and out of, and to work in, the various jurisdictions in which we operate. The difficulties and delays resulted in increased costs and a shortage of available experienced rig personnel or rig personnel working unusually long periods before rotating off the rig. In some cases, we were unable to fully recover those increased costs from our customers. We also experienced permitting and regulatory delays attributable to the COVID-19 pandemic or reduced staffing at various regulatory agencies. We also experienced temporary shutdowns due to COVID-19 outbreaks on some of our drilling rigs, which resulted in a loss of revenue. Additionally, we experienced disruptions to or restrictions on the ability of our suppliers, manufacturers and service providers to supply parts, equipment or services in some of the jurisdictions in which we operate, whether as a result of government actions, labor shortages, the inability to source parts or equipment from affected locations, or other effects related to the COVID-19 outbreak, which had and could continue to have significant adverse consequences on our ability to meet our commitments to customers, including by increasing our operating costs and increasing the risk of rig downtime and contract delays or terminations.

Most of these measures and restrictions initially implemented during 2020 have since been relaxed or lifted; however, any resurgence in COVID-19 infections or new variants of the virus could result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions in an effort to slow the spread of the virus.

We incurred incremental costs of approximately $4.6 million, $8.9 million and $3.9 million related to the COVID-19 pandemic during the Successor periods for the year ended December 31, 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, respectively. We expect to incur similar types of costs during 2023 but cannot predict the future financial impact of our response to the COVID-19 pandemic.

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

During 2023, we expect to spend approximately 340 days of planned downtime, including approximately (i) 110 days for a maintenance project to meet regulatory requirements for the Ocean Apex; (ii) 45 days for the Ocean GreatWhite reactivation and contract preparation activities; (iii) 50 days for the completion of the Ocean Endeavor shipyard work that commenced in 2022; (iv) 100 days for contract preparation and acceptance testing for the Ocean Courage in advance of its new contract expected to commence in the fourth quarter; and (v) 35 days for mobilization and other planned activities. We can provide no assurance as to the exact timing and/or duration of downtime associated with these or other projects. See “ – Contract Drilling Backlog.”

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

On August 16, 2022, the Inflation Reduction Act (or the IRA) was enacted by the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect these provisions of the IRA to have a material impact on our operating results, financial condition or cash flows.

We currently rely on certain benefits of the tax treaty between the United States and Hungary. On July 8, 2022, the U.S. Treasury Department notified Hungary that the United States would terminate the tax treaty with Hungary. In accordance with the treaty’s provisions on termination, termination will be effective on January 8, 2023. However, with respect to taxes withheld at source, the treaty will cease to have effect on January 1, 2024. In respect of other taxes, the treaty ceases to have effect with respect to taxable periods beginning on or after January 1, 2024. We cannot reliably quantify the effect of the treaty’s termination on future periods’ results of operations and cash flows.

In October 2021, almost 140 countries in the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (BEPS) reached an agreement on international tax reform, including rules to ensure that multinational groups of companies pay a minimum rate corporate income tax. In December 2022, the European Council adopted a Directive requiring European Union member states to implement the minimum taxation component (Pillar 2) of the reforms. Each member state must enact implementing legislation. We are currently assessing how such a minimum tax when enacted will impact our business.

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

See Note 3 “Fresh Start Accounting” to our Consolidated Financial Statements included in Item 8 of this report.

Property, Plant and Equipment. We carry our drilling and other property and equipment at cost, less accumulated depreciation. Maintenance and routine repairs are charged to income while replacements and betterments that upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. During the Successor periods for the year ended December 31, 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, we capitalized $69.1 million, $22.0 million and $59.9 million, respectively, in replacements and betterments of our drilling fleet.

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

Management’s assumptions are necessarily subjective and are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported. Our methodology generally involves the use of significant unobservable inputs, representative of a Level 3 fair value measurement, which may include assumptions related to future dayrate revenue, costs and rig utilization, quotes from rig brokers, the long-term future performance of our rigs and future market conditions. Management’s assumptions involve uncertainties about future demand for our services, dayrates, expenses and other future events, and management’s expectations may not be indicative of future outcomes. Significant unanticipated changes to these assumptions could materially alter our analysis in testing an asset for potential impairment. For example, changes in market conditions that exist at the measurement date or that are projected by management could affect our key assumptions. Other events or circumstances that could affect our assumptions may include, but are not limited to, a sustained decline in oil and gas prices, cancellations of our drilling contracts or contracts of our competitors, contract modifications, costs to comply with new governmental regulations, capital expenditures required due to advances in offshore drilling technology, growth in the global oversupply of oil and geopolitical events, such as lifting sanctions on oil-producing nations. Should actual market conditions in the future vary significantly from market conditions used in our projections, our assessment of impairment would likely be different.

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

We did not incur an impairment loss in 2022. During the Successor period from April 24, 2021 through December 31, 2021, we reviewed the marketability, age and physical condition of certain of our rigs in conjunction with other factors specific to the geographic markets in which these rigs are capable of operating and determined, based on circumstances that arose in the fourth quarter of 2021, which we believed to be other than temporary, that the economic useful lives of certain of the rigs were materially different than that determined at the Effective Date. Based on the revised useful lives, we determined that the carrying values of two semisubmersible rigs were impaired. We recognized an aggregate impairment loss of $132.4 million to write down these rigs to their estimated fair value. During the Predecessor period from January 1, 2021 through April 23 2021, we recognized an impairment loss of $197.0 million for one rig for which we had concerns regarding future opportunities. See “– Results of Operations – Impairment of Assets” and Note 5 “Asset Impairments” to our Consolidated Financial Statements in Item 8 of this report.

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

	Successor		Predecessor
	Year Ended	Period from	Period from
	December 31,	April 24, 2021 through	January 1, 2021 through
	2022	December 31, 2021	April 23, 2021
REVENUE-EARNING DAYS (1)	3,089	2,250	724
UTILIZATION (2)	65%	74%	53%
AVERAGE DAILY REVENUE (3)	$234,600	$206,800	$211,800

CONTRACT DRILLING REVENUE	$724,744	$465,328	$153,364
REVENUE RELATED TO REIMBURSABLE EXPENSES	116,534	90,738	16,015
TOTAL REVENUES	$841,278	$556,066	$169,379
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$620,982	$364,539	$181,626
REIMBURSABLE EXPENSES	$114,962	$89,284	$15,477

OPERATING INCOME (LOSS)
Contract drilling services, net	$103,762	$100,789	$(28,262)
Reimbursable expenses, net	1,572	1,454	538
Depreciation	(103,478)	(68,504)	(92,758)
General and administrative expense	(70,196)	(53,494)	(15,036)
Impairment of assets	—	(132,449)	(197,027)
Restructuring and separation costs	—	—	—
Gain on disposition of assets	4,895	1,024	5,486
Total Operating Loss	$(63,445)	$(151,180)	$(327,059)
Other income (expense):
Interest income	18	3	30
Interest expense	(40,423)	(26,180)	(34,827)
Foreign currency transaction loss	(3,023)	(997)	(172)
Reorganization items, net	—	(8,088)	(1,639,763)
Other, net	1,267	10,752	398
Loss before income tax benefit (expense)	(105,606)	(175,690)	(2,001,393)
Income tax benefit (expense)	2,395	(1,654)	39,404
NET LOSS	$(103,211)	$(177,344)	$(1,961,989)

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

Contract Drilling Revenue. We earned contract drilling revenue of $724.7 million for the Successor year ended December 31, 2022, attributable to 3,089 R-E days and average daily revenue of $234,600. Total utilization for the period was 65%, primarily due to downtime for the Ocean BlackHawk and Ocean Apex for contract preparation activities, including mobilization to location (184 days) and downtime for the Ocean Endeavor (143 days) and the Ocean Patriot (114 days) for structural and other projects, including a special survey for the Ocean Patriot. Additionally, we cold stacked the Ocean Monarch and Ocean Onyx after completion of their respective contracts in the first and third quarters of 2022, respectively. We also commenced reactivation of the Ocean GreatWhite in the second half of 2022 for its contract in the U.K., which is expected to start in early 2023.

The increase in average daily revenue, compared to the Successor period from April 24, 2021 through December 31, 2021, reflected higher dayrates earned under new contracts that commenced in 2022 compared to dayrates earned under the rigs’ previous contracts. The managed rigs West Auriga and West Vela commenced operations in the GOM in the first and fourth quarters of 2022, respectively, and earned revenue aggregating $101.1 million.

Revenue Related to Reimbursable Expenses. During the Successor year ended December 31, 2022, we recognized gross reimbursable revenue and expenses of $116.5 million, which included $61.3 million earned under the MMSA. Gross reimbursable revenue and expenses for the Successor period from April 24, 2021 through December 31, 2021 were $90.7 million and included $43.9 million earned under the MMSA commencing in June 2021.

During the Successor period from April 24, 2021 through December 31, 2021, we earned contract drilling revenue of $465.3 million, attributable to 2,250 R-E days and average daily revenue of $206,800. Total utilization for the period was 74% and reflected planned downtime for the Ocean Courage and Ocean BlackRhino for contract preparation work (132 days), downtime for the Ocean Endeavor and Ocean Patriot for inspections and repairs (85 days) and downtime attributable to stacked rigs (504 days). During the period from April 24, 2021 through December 31, 2021, we recognized $1.5 million of contract drilling revenue pursuant to the MMSA that commenced in May 2021, for which we also recognized gross reimbursable revenue and expenses of $43.8 million.

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

Contract Drilling Expense, Excluding Depreciation. During the Successor year ended December 31, 2022, contract drilling expense, excluding depreciation, was $621.0 million, comprised primarily of expenses associated with payroll and benefits ($264.2 million), rig repairs and maintenance ($175.4 million), shorebase costs, overhead and insurance ($79.3 million), equipment rentals ($58.7 million), catering ($21.0 million), mobilization ($19.2 million) and other operating expenses ($3.2 million).

Two of the managed rigs commenced drilling operations during the first quarter and fourth quarter of 2022. As a result, the MMSA was suspended and replaced by a charter agreement. We recognized equipment rental expense in the aggregate amount of $11.7 million related to charter rental of the managed rigs.

During the Successor period from April 24, 2021 through December 31, 2021, contract drilling expense, excluding depreciation, was $364.5 million, comprised primarily of payroll and benefits costs ($164.5 million), rig repairs, maintenance and inspections ($105.6 million), shorebase costs, overhead and insurance ($47.2 million), equipment rentals ($33.2 million), catering ($12.0 million), and other operating costs in the aggregate ($2.0 million).

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

Depreciation Expense. Depreciation expense for the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021 was $103.5 million, $68.5 million and $92.8 million, respectively. The decline in depreciation was primarily due to the fair value remeasurement of our rigs and equipment from the application of fresh start accounting on the Effective Date.

General and Administrative Expense. During the Successor year ended December 31, 2022 we incurred general and administrative costs of $70.2 million, which consisted of payroll and benefits-related costs ($39.3 million), professional and legal expenses ($21.4 million) and other administrative costs ($9.5 million). Compensation expense for the period included $5.4 million related to the vesting of certain performance-based restricted stock awards granted in 2021.

During the Successor period from April 24, 2021 through December 31, 2021, we incurred general and administrative costs of $53.5 million, which consisted of payroll and benefits-related costs ($29.9 million), professional and legal expenses ($17.6 million) and other administrative costs ($6.0 million). Compensation expense for the period included $8.0 million of severance benefits for certain executives who left our company on or after the Effective Date. Professional and legal costs for the period included costs associated with a stockholder complaint that arose after the Effective Date and legal advisors engaged to assist an independent committee appointed by our Board to explore strategic alternatives to maximize shareholder value.

During the Predecessor period from January 1, 2021 through April 23, 2021, we recognized general and administrative expense of $15.0 million comprised of costs related to payroll and benefits ($10.5 million), professional and legal services ($3.0 million) and other administrative costs ($1.5 million).

Impairment of Assets. After evaluating circumstances that arose in the fourth quarter of 2021, which we believed to be other than temporary, we reviewed the marketability, age and physical condition of certain of our rigs in conjunction with other factors specific to the geographic markets in which these rigs are capable of operating and determined that the economic useful lives of certain of the rigs in our fleet were materially different than that determined at the Effective Date. Based on the revised useful lives, we determined that the carrying values of two semisubmersible rigs were impaired. We recognized an aggregate impairment loss of $132.4 million to write down these rigs to their estimated fair value in the Successor period from April 24, 2021 through December 31, 2021.

During the Predecessor period from January 1, 2021 through April 23 2021, we recognized an impairment loss of $197.0 million for one rig for which we had concerns regarding future opportunities.

Gain on Disposition of Assets. During 2022, we sold the Ocean Valor for aggregate proceeds of approximately $6.6 million and recognized a net gain on the transaction of $4.0 million.

During the Predecessor period from January 1, 2021 through April 23, 2021, we sold two previously impaired semisubmersible rigs, the Ocean America and Ocean Rover, for an aggregate net pre-tax gain of $4.4 million.

Interest Expense. During the Successor year ended December 31, 2022, we incurred interest expense of $40.4 million, comprised of interest related to our exit debt ($29.8 million), our Well Control Equipment (as defined below) finance leases ($10.4 million) and other expense ($0.2 million).

During the Successor period from April 24, 2021 through December 31, 2021, we recognized interest expense related to new debt incurred on or after the Effective Date ($18.4 million) and incremental interest expense related to our Well Control Equipment finance leases ($7.8 million).

Upon commencement of the Chapter 11 Cases on April 26, 2020, we ceased accruing interest expense on the Senior Notes and borrowings under the RCF. However, due to provisions in the PSA signed in January 2021, we resumed the recognition of interest on our outstanding borrowings under the RCF and accrued interest expense of $34.8 million for the Predecessor period from January 1, 2021 through April 23, 2021, inclusive of a $23.4 million catch-up adjustment for the period from April 26, 2020 to December 31, 2020.

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

Income Tax (Expense) Benefit. We recorded an income tax benefit of $2.4 million (effective tax rate of 2.27%) for the Successor year ended December 31, 2022, income tax expense of $1.7 million (negative 0.9% effective tax rate) for the Successor period from April 24, 2021 through December 31, 2021, and an income tax benefit of $39.4 million (1.97% effective tax rate) for the Predecessor period from January 1, 2021 through April 23, 2021.

The effective tax rate of 2.27% for the Successor year ended December 31, 2022 reflected changes in the domestic and international jurisdictional mix of our pre-tax income and loss and the release of previously recognized valuation allowances.

During the Successor period from April 24, 2021 through December 31, 2021, the negative effective tax rate reflected changes in the domestic and international jurisdictional mix of our pre-tax income and loss, which were consequences of realigning substantially all of our assets and operations under a foreign subsidiary.

During the Predecessor period from January 1, 2021 through April 23, 2021, our tax benefit was primarily attributable to the adoption of fresh start accounting.

Liquidity and Capital Resources

New Debt at Emergence

On the Effective Date, pursuant to the terms of the Plan, the Company and its subsidiary Diamond Foreign Asset Company entered into the following debt instruments:

•
a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility (or the Exit RCF), maturing on April 22, 2026, and which as of the date of this report has a $75.0 million commitment for the issuance of letters of credit thereunder (see Note 11 “Prepetition Revolving Credit Facility, Senior Notes and Exit Debt” to our Consolidated Financial Statements included in Item 8 of this report);
•
a senior secured term loan credit agreement, which provides for a $100.0 million senior secured term loan credit facility, which is scheduled to mature on April 22, 2027 under which $100.0 million was drawn on the Effective Date (or the Exit Term Loan);
•
an indenture, pursuant to which approximately $85.3 million in aggregate principal amount of 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or First Lien Notes) maturing on April 22, 2027 were issued on the Effective Date; and
•
approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional First Lien Notes after the Effective Date, none of which had been issued as of December 31, 2022.

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

At February 24, 2023, we had borrowings of $162.5 million outstanding under the Exit RCF, including $3.5 million deemed incurred in satisfaction of certain upfront fees payable to the lenders under the prepetition RCF (or

PIK Loans). We also had utilized $19.4 million of the Exit RCF for the issuance of a letter of credit. The PIK Loans do not reduce the amount of available commitments under the Exit RCF, and if repaid or prepaid may not be reborrowed. As of February 24, 2023, approximately $221.6 million was available for borrowings or the issuance of letters of credit under the Exit RCF, subject to its terms and conditions.

Sources and Uses of Cash

Cash Flows and Capital Expenditures

For the Successor year ended December 31, 2022, our operating activities provided cash flow of $8.9 million compared to cash flow of $18.9 million and cash usage of $100.1 million during the Successor period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, respectively.

During the Successor year ended December 31, 2022, cash receipts for contract drilling services ($781.0 million) and funds received from the return of certain collateral deposits ($17.5 million) were partially offset by cash expenditures for contract drilling, shorebase support and general and administrative expenses ($789.6 million). In addition, we made cash capital expenditures of $60.0 million and received $7.6 million from the sale of assets during the period, including a deposit received for the sale of surplus equipment expected be completed in the first quarter of 2023. Principal payments on our Well Control Equipment finance leases were $15.9 million. During the Successor year ended December 31, 2022, we borrowed $94.0 million under the RCF.

For the Successor period from April 24, 2021 through December 31, 2021, cash receipts for contract drilling services ($586.0 million) for the period and funds from the return of certain collateral deposits ($6.0 million) offset cash expenditures for contract drilling, shorebase support, general and administrative costs and cash income taxes paid ($537.7 million) and payments to professionals in connection with the Chapter 11 Cases ($35.4 million). Cash outlays for capital expenditures and our Well Control Equipment finance lease obligations during the period aggregated $42.8 million and $9.8 million, respectively. During this Successor period, we reduced outstanding borrowings under the Exit RCF by a net $20.0 million.

For the Predecessor period from January 1, 2021 through April 23, 2021, we used $100.1 million for our operating activities. Cash expenditures for contract drilling, shorebase support and general and administrative costs ($240.5 million), payments to professionals in connection with the Chapter 11 Cases ($37.6 million), and net cash income taxes paid ($3.4 million) offset cash receipts for contract drilling services ($181.4 million) for the period. Cash outlays for capital expenditures aggregated $49.1 million for the Predecessor period.

As set forth in the Plan, on the Effective Date, we net settled $242.0 million outstanding under the RCF in cash and issued $75.0 million of First Lien Notes. See Note 2 “Chapter 11 Proceedings” and Note 11 “Prepetition Revolving Credit Facility, Senior Notes and Exit Debt” to our Consolidated Financial Statements included in Item 8 of this report.

Upgrades and Other Capital Expenditures

We have historically invested a significant portion of our cash flows in the enhancement of our drilling fleet and our ongoing rig equipment replacement and capital maintenance programs. The amount of cash required to meet our capital commitments is determined by evaluating the need to upgrade our rigs to meet specific customer requirements and our rig equipment enhancement, maintenance and replacement programs. We make periodic assessments of our capital spending programs based on current and expected industry conditions and our cash flow forecast. As of the date of this report, we expect cash capital expenditures for 2023 to be approximately $95.0 million to $110.0 million.

Contractual Cash Obligations

The following table sets forth our contractual cash obligations at December 31, 2022 (in thousands).

	Payments Due By Period
Contractual Obligations (1)	Total	2023	2024-2025	2026-2027	Thereafter
Exit Term Loan (principal and interest) (2)	$147,376	$10,528	$21,056	$115,792	$—
First Lien Notes (principal and interest) (3)	123,409	9,302	17,344	96,763	—
Exit RCF borrowings (4)	231,834	16,606	32,729	182,499	—
Well Control Equipment services agreement (5)	112,536	24,579	45,501	42,456	—
Finance leases (6)	175,342	26,280	52,632	96,430	—
Operating leases (6)	34,687	14,937	8,531	6,961	4,258
Total obligations	$825,184	$102,232	$177,793	$540,901	$4,258
(1)
The above table excludes $36.0 million of total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment as of December 31, 2022. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
(2)
Contractual obligations related to our Exit Term Loan are presented in the table above assuming an interest rate consistent with the rate applied to the principal as of December 31, 2022.
(3)
Contractual obligations related to our First Lien Notes are presented in the table above assuming a cash interest payment option and include the commitment premium for the undrawn First Lien Notes based on the December 31, 2022 balance.
(4)
Contractual obligations under our Exit RCF are presented in the table above assuming that the outstanding amount at December 31, 2022 remains drawn until the maturity of the Exit Revolving Credit Agreement and that interest accrues at the same rate applied to such borrowings as of December 31, 2022.
(5)
Contractual obligations related to our Well Control Equipment services agreement include a commitment to purchase consumable and capital spare parts owned and controlled by the vendor at the end of the service arrangement for a purchase price based on current list prices not to exceed $37.0 million. The table above assumes that such items are purchased at the ceiling price at the end of the agreement in 2026, however, the actual amount may vary as the volume and prices of spares to be purchased are not yet known. See “– Pressure Control by the Hour®.”
(6)
These contractual obligations are related to finance leases for our Well Control Equipment and include payments related to the exercise of a purchase option for the Well Control Equipment at the end of the original lease term. We have also entered into various operating leases for corporate and shorebase offices, office and information technology equipment, employee housing, vehicles, onshore storage yards and certain rig equipment and tools. See Note 13 “Leases and Lease Commitments” to our Consolidated Financial Statements in Item 8 of this report.

Pressure Control by the Hour®. In 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly known as Baker Hughes, a GE company) (or Baker Hughes) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our four drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement, we sold the Well Control Equipment on our drillships to a Baker Hughes subsidiary and are leasing it back over separate finance leases. Collectively, we refer to the contractual services agreement and corresponding finance lease agreements with the Baker Hughes affiliate as the PCbtH program. See Note 12 “Commitments and Contingencies” and Note 13 “Leases and Lease Commitments” to our Consolidated Financial Statements in Item 8 of this report.

Except for our contractual requirements under the PCbtH program discussed above, we had no other purchase obligations for major rig upgrades or any other significant obligations at December 31, 2022, except for those related to our direct rig operations, which arise during the normal course of business.

Other Commercial Commitments - Letters of Credit

We were contingently liable as of December 31, 2022 in the amount of $18.6 million under certain tax, supersedeas and customs bonds that have been issued on our behalf. The letters of credit that collateralize these bonds, aggregating $19.4 million, were issued under the Exit RCF and cannot require collateral except in events of default. The table below provides a list of these obligations in U.S. dollar equivalents by year of expiration (in thousands).

		For the Years Ending December 31,
	Total	2023	2024	2025
Other Commercial Commitments
Tax bonds	$15,812	$2,764	$—	$13,048
Supersedeas bonds	2,600	2,600	—	—
Customs bonds	160	160	—	—
Total obligations	$18,572	$5,524	$—	$13,048

Other

Operations Outside the U.S. Our operations outside the U.S. accounted for approximately 53%, 41% and 55% of our total consolidated revenues for the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, respectively. See “Risk Factors – Regulatory and Legal Risks – Significant portions of our operations are conducted outside the U.S. and involve additional risks not associated with U.S. domestic operations” in Item 1A of this report.

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

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (or the Securities Act) and Section 21E of the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•
market conditions and the effect of such conditions on our future results of operations;
•
offshore exploration activity, customer capital allocation and customer spending programs;
•
contractual obligations and future contract negotiations;

•
commodity prices;
•
market outlook;
•
future demand for offshore drilling services and dayrates and future investment in hydrocarbons;
•
inflation;
•
future economic trends, including interest rates and recessionary economic conditions;
•
operations outside the United States;
•
geopolitical events and risks;
•
business strategy;
•
strategic initiatives;
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
•
declaration and payment of dividends;
•
expectations regarding our plans and strategies;
•
financing plans;
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
•
ESG trends, practices and related matters;
•
tax planning and effects of the IRA;
•
changes in tax laws and policies or adverse outcomes resulting from examination of our tax returns;
•
contractual obligations related to our Well Control Equipment services agreement and potential exercise of the purchase option at the end of the original lease term;
•
the MMSA and Charters with an offshore drilling company and future management and marketing services thereunder;
•
termination of and performance of obligations under the Apache drilling contract for the Ocean Patriot;

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
cybersecurity;
•
unionization efforts;
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
•
the protracted downturn in our industry and the continuing effects thereof;
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
•
reallocation of drilling budgets away from offshore drilling in favor of other priorities such as renewable energy or land-based projects;
•
regulatory initiatives and compliance with governmental regulations including, without limitation, regulations pertaining to climate change, greenhouse gases, carbon emissions or energy use;
•
compliance with and liability under environmental laws and regulations;
•
uncertainties surrounding deepwater permitting and exploration and development activities;
•
potential changes in accounting policies by the FASB, SEC, or regulatory agencies for our industry which may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;
•
development and increasing adoption of alternative fuels and energy sources;
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

New Accounting Pronouncements

For a discussion of recent accounting pronouncements that have had or are expected to have an effect on our Consolidated Financial Statements, see Note 1 “General Information” to our Consolidated Financial Statements in Item 8 of this report.

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

Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at December 31, 2022 and 2021, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.

Exposure to market risk is managed and monitored by our senior management. Senior management approves the overall investment strategy that we employ and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to us. We may manage risk by buying or selling instruments or entering into offsetting positions.

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. As of December 31, 2022, our variable interest rate debt included $177.5 million of outstanding borrowings under the Exit RCF, $19.4 million for the issuance of letters of credit under the Exit RCF and our $100.0 million Exit Term Loan. At this level of variable-rate debt, the impact of a 100-basis point increase in market interest rates would not have a material effect (estimated $3.0 million increase in interest expense on an annualized basis). As of December 31, 2021, our variable interest rate debt included $83.5 million of outstanding borrowings under the Exit RCF, $6.1 million for the issuance of letters of credit under the Exit RCF and our $100.0 million Exit Term Loan. At this level of variable-rate debt, the impact of a 100-basis point increase in market interest rates would not have a material effect (estimated $1.9 million increase in interest expense on an annualized basis). Our First Lien Notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Diamond Offshore Drilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity, and cash flows, for the year ended December 31, 2022 and the period from April 24, 2021 to December 31, 2021 (Successor Company operations), and the periods from January 1, 2021 to April 23, 2021 and January 1, 2020 to December 31, 2020 (Predecessor Company operations), and the related notes (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 24, 2021 to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of its operations and its cash flows for the periods from January 1, 2021 to April 23, 2021 and January 1, 2020 to December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Refer to Notes 1 and 16 to the financial statements

Critical Audit Matter Description

The Company accounts for income taxes in accordance with accounting standards that require the recognition of the amount of taxes payable or refundable for the current year and an asset and liability approach in recognizing the amount of deferred tax liabilities and assets for the future tax consequences of events that have been currently recognized in the financial statements or tax returns. In each of the tax jurisdictions, the Company recognized a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the current year and a deferred tax asset or liability for the estimated future tax effects attributable to temporary differences and carryforwards. The deferred tax liability balance was $0.7 million as of December 31, 2022, and income tax benefit (expense) was $2.4 million for the year ended December 31, 2022.

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

February 28, 2023

We have served as the Company’s auditor since 1989.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Diamond Offshore Drilling, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Diamond Offshore Drilling, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 28, 2023

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$63,041	$38,388
Restricted cash	34,293	24,341
Accounts receivable	177,675	151,917
Less: allowance for credit losses	(5,622)	(5,582)
Accounts receivable, net	172,053	146,335
Prepaid expenses and other current assets	48,695	61,440
Asset held for sale	—	1,000
Total current assets	318,082	271,504
Drilling and other property and equipment, net of accumulated depreciation	1,141,908	1,175,895
Other assets	67,966	84,041
Total assets	$1,527,956	$1,531,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,647	$38,661
Accrued liabilities	166,785	143,736
Taxes payable	30,264	34,500
Current finance lease liabilities	16,965	15,865
Total current liabilities	261,661	232,762
Long-term debt	360,644	266,241
Noncurrent finance lease liabilities	131,393	148,358
Deferred tax liability	700	1,626
Other liabilities	93,888	114,748
Commitments and contingencies (Note 12)
Total liabilities	848,286	763,735
Stockholders’ equity:
Preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.0001, 750,000 shares authorized; 101,884 shares issued and 101,320 shares outstanding at December 31, 2022; 100,075 shares issued and outstanding at December 31, 2021)	10	10
Additional paid-in capital	964,467	945,039
Treasury stock	(4,252)	—
Accumulated deficit	(280,555)	(177,344)
Total stockholders’ equity	679,670	767,705
Total liabilities and stockholders’ equity	$1,527,956	$1,531,440

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Successor		Predecessor
		Period from	Period from
	Year Ended December 31,	April 24, 2021 through	January 1, 2021 through	Year Ended December 31,
	2022	December 31, 2021	April 23, 2021	2020
Revenues:
Contract drilling	$724,744	$465,328	$153,364	$692,753
Revenues related to reimbursable expenses	116,534	90,738	16,015	40,934
Total revenues	841,278	556,066	169,379	733,687
Operating expenses:
Contract drilling, excluding depreciation	620,982	364,539	181,626	618,553
Reimbursable expenses	114,962	89,284	15,477	38,900
Depreciation	103,478	68,504	92,758	320,085
General and administrative	70,196	53,494	15,036	56,925
Impairment of assets	—	132,449	197,027	842,016
Restructuring and separation costs	—	—	—	17,724
Gain on disposition of assets	(4,895)	(1,024)	(5,486)	(7,375)
Total operating expenses	904,723	707,246	496,438	1,886,828
Operating loss	(63,445)	(151,180)	(327,059)	(1,153,141)
Other income (expense):
Interest income	18	3	30	484
Interest expense (excludes $35,390 and $98,027 of contractual interest expense on debt subject to compromise for the period from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020, respectively)	(40,423)	(26,180)	(34,827)	(42,585)
Foreign currency transaction loss	(3,023)	(997)	(172)	(4,498)
Reorganization items, net	—	(8,088)	(1,639,763)	(76,910)
Other, net	1,267	10,752	398	560
Loss before income tax benefit (expense)	(105,606)	(175,690)	(2,001,393)	(1,276,090)
Income tax benefit (expense)	2,395	(1,654)	39,404	21,186
Net loss	$(103,211)	$(177,344)	$(1,961,989)	$(1,254,904)
Loss per share, Basic and Diluted	$(1.03)	$(1.77)	$(14.21)	$(9.09)
Weighted-average shares outstanding, Basic and Diluted	100,561	100,071	138,054	137,996

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS

(In thousands)

	Successor		Predecessor
		Period from	Period from
	Year Ended December 31,	April 24, 2021 through	January 1, 2021 through	Year Ended December 31,
	2022	December 31, 2021	April 23, 2021	2020
Net loss	$(103,211)	$(177,344)	$(1,961,989)	$(1,254,904)
Other comprehensive losses, net of tax:
Derivative financial instruments:
Reclassification adjustment for loss included in net loss	—	—	—	18
Total other comprehensive gain	—	—	—	18
Comprehensive loss	$(103,211)	$(177,344)	$(1,961,989)	$(1,254,886)

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Gains (Losses)	Shares	Amount	Equity
January 1, 2020 (Predecessor)	144,782	$1,448	$2,024,347	$1,412,201	$(18)	7,078	$(205,768)	$3,232,210
Net loss	—	—	—	(1,254,904)	—	—	—	(1,254,904)
Stock-based compensation, net of tax	482	5	5,632	—	—	132	(395)	5,242
Net gain on derivative financial instruments	—	—	—	—	18	—	—	18
December 31, 2020	145,264	1,453	2,029,979	157,297	—	7,210	(206,163)	1,982,566
Net loss	—	—	—	(1,961,989)		—	—	(1,961,989)
Cancellation of Predecessor equity	(145,264)	(1,453)	(2,029,979)	1,804,692		(7,210)	206,163	(20,577)
April 23, 2021 (Predecessor)	—	$—	$—	$—	$—	—	$—	$—

Issuance of Successor equity	100,000	10	934,800	—	—	—	—	934,810
April 24, 2021 (Successor)	100,000	$10	$934,800	$—	$—	—	$—	$934,810
Net loss	—	—	—	(177,344)	—	—	—	(177,344)
Stock-based compensation, net of tax	75	—	10,239	—	—	—	—	10,239
December 31, 2021	100,075	$10	$945,039	$(177,344)	$—	—	$—	$767,705
Net loss	—	—	—	(103,211)	—	—	—	(103,211)
Stock-based compensation, net of tax	1,245	—	19,428		—	564	(4,252)	15,176
December 31, 2022 (Successor)	101,320	$10	$964,467	$(280,555)	$—	564	$(4,252)	$679,670

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Year Ended	Period from	Period from	Year Ended
	December 31,	April 24, 2021 through	January 1, 2021 through	December 31,
	2022	December 31, 2021	April 23, 2021	2020
Operating activities:
Net loss	$(103,211)	$(177,344)	$(1,961,989)	$(1,254,904)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	103,478	68,504	92,758	320,085
Loss on impairment of assets	—	132,449	197,027	842,016
Reorganization items, net	—	—	1,587,392	22,106
(Gain) loss on disposition of assets	(4,895)	(1,024)	(5,486)	(7,375)
Deferred tax provision	479	(3,482)	(35,894)	(19,228)
Stock-based compensation expense	20,159	10,766	—	5,637
Contract liabilities, net	(36,292)	48,293	10,617	8,823
Contract assets, net	1,694	(1,418)	(742)	3,444
Deferred contract costs, net	(1,594)	(13,081)	(12,034)	1,960
Long-term employee remuneration programs	62	119	475	(4,256)
Collateral deposits	17,479	6,030	—	(18,262)
Other assets, noncurrent	(2,950)	361	2,685	(7,950)
Other liabilities, noncurrent	115	(2,092)	(371)	(2,279)
Other	2,194	1,579	2,683	3,321
Changes in operating assets and liabilities:
Accounts receivable	(25,718)	(16,984)	2,108	114,329
Prepaid expenses and other current assets	2,028	305	(2,791)	6,334
Accounts payable and accrued liabilities	55,006	(40,133)	29,302	(14,143)
Taxes payable	(19,170)	6,056	(5,804)	8,721
Net cash provided by (used in) operating activities	8,864	18,904	(100,064)	8,379
Investing activities:
Capital expenditures	(60,023)	(42,812)	(49,119)	(189,528)
Proceeds from disposition of assets, net of disposal costs	5,959	1,053	7,484	13,333
Deposits on asset sales	1,670	—	—	—
Proceeds from sale of foreign bonds	—	—	—	5,915
Net cash used in investing activities	(52,394)	(41,759)	(41,635)	(170,280)
Financing activities:
(Repayments of) borrowings under revolving credit facility	—	—	(442,034)	436,000
Borrowings on exit facilities	94,000	50,000	200,000	—
Repayments on exit facilities	—	(70,000)	—	—
Issuance of exit notes	—	—	75,000	—
Debt issuance costs and arrangement fees	—	—	(6,218)	—
Principal payments of finance lease liabilities	(15,865)	(9,845)	—	—
Net cash provided by (used in) financing activities	78,135	(29,845)	(173,252)	436,000
Net change in cash, cash equivalents and restricted cash	34,605	(52,700)	(314,951)	274,099
Cash, cash equivalents and restricted cash, beginning of period	62,729	115,429	430,380	156,281
Cash, cash equivalents and restricted cash, end of period	$97,334	$62,729	$115,429	$430,380

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

Diamond Offshore Drilling, Inc. provides contract drilling services to the energy industry around the globe with a fleet of 14 offshore drilling rigs, consisting of four owned drillships, eight owned semisubmersible rigs and two managed rigs.

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

The effect of exchange rate changes on cash balances held in foreign currencies was not material for the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021.

Asset Held for Sale

We reported the $1.0 million carrying value of the Ocean Valor, as “Asset held for sale” in our Successor Consolidated Balance Sheet at December 31, 2021. The rig was sold in February 2022 at a net pre-tax gain of approximately $4.0 million.

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

Changes in these judgments, assumptions and estimates could produce results that differ from those reported. During the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, we capitalized $69.1 million, $22.0 million and $59.9 million, respectively, in replacements and betterments of our drilling fleet.

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

Management’s assumptions are necessarily subjective and are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported. Our methodology generally involves the use of significant unobservable inputs, representative of a Level 3 fair value measurement, which may include assumptions related to future dayrate revenue, costs and rig utilization, quotes from rig brokers, the long-term future performance of our rigs and future market conditions. Management’s assumptions involve uncertainties about future demand for our services, dayrates, expenses and other future events, and management’s expectations may not be indicative of future outcomes. Significant unanticipated changes to these assumptions could materially alter our analysis in testing an asset for potential impairment. For example, changes in market conditions that exist at the measurement date or that are projected by management could affect our key assumptions. Other events or circumstances that could affect our assumptions may include, but are not limited to, a further sustained decline in oil and gas prices, cancellations of our drilling contracts or contracts of our competitors, contract modifications, costs to comply with new governmental regulations, capital expenditures required due to advances in offshore drilling technology, growth in the global oversupply of oil and geopolitical events, such as lifting sanctions on oil-producing nations. Should actual market conditions in the future vary significantly from market conditions used in our projections, our assessment of impairment would likely be different. See Note 5 “Asset Impairments.”

Survey Costs

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

For the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021, we deferred $3.3 million and $0.9 million, respectively, in survey costs. At December 31, 2022 and 2021, deferred survey costs of $0.8 million and $0.5 million, respectively, were reported in “Prepaid expenses and other current assets” and $2.5 million and $0.2 million, respectively, were reported in “Other assets” in our Successor Consolidated Balance Sheets. We amortized $0.7 million and $0.2 million in deferred survey costs as “Contract drilling, excluding depreciation” in the Successor’s Consolidated Statements of Operations for the year ended December 31, 2022 and the period from April 24, 2021 through December 31, 2021.

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

Fair Value of Financial Instruments

We believe that the carrying amount of our current financial instruments approximates fair value because of the short maturity of these instruments. See Note 9 “Financial Instruments and Fair Value Disclosures.”

Debt Issuance Costs

Deferred costs associated with our credit facility are presented in “Other assets” in the Successor's Consolidated Balance Sheets at December 31, 2022 and 2021 and amortized as interest expense over the respective terms of the credit facility. Deferred costs associated with our other long-term debt are presented in the Successor's Consolidated

Balance Sheets at December 31, 2022 and 2021 as a reduction in the related long-term debt and are amortized over the respective terms of the related debt as interest expense.

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

We record both interest and penalties related to accrued uncertain tax positions in “Income tax benefit (expense)” in our Consolidated Statements of Operations. Liabilities for uncertain tax positions, including any interest and penalties, are denominated in the currency of the related tax jurisdiction and are revalued for changes in currency exchange rates. The revaluation of such liabilities for uncertain tax positions is reported in “Income tax benefit (expense)” in our Consolidated Statements of Operations. See Note 16 “Income Taxes.”

Comprehensive Loss

Comprehensive (loss) income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. Comprehensive loss for the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020 includes net losses and unrealized holding gains and losses on marketable securities and financial derivatives designated as cash flow accounting hedges.

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

Registration Rights Agreement

On the Effective Date, the Company entered into a registration rights agreement (or the Registration Rights Agreement) with certain parties who received New Diamond Common Shares under the Plan (or the RRA Shareholders). The RRA Shareholders exercised their right to require the Company to file a shelf registration statement and on June 22, 2021, the Company filed a registration statement on Form S-1, which was later converted to a registration statement on Form S-3, to register 20,229,065 shares of Common Stock owned by the RRA Shareholders. The Company will not receive any proceeds from the sale of these shares and will bear all expenses associated with the registrations of such shares. The registration statement went effective on June 17, 2022.

New Debt at Emergence

On the Effective Date, pursuant to the terms of the Plan, the Company and DFAC entered into the following debt instruments:

•
a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility (or the Exit RCF);
•
a senior secured term loan credit agreement (or the Exit Term Loan Credit Agreement), which provides for a $100.0 million senior secured term loan credit facility (or the Exit Term Loan Credit Facility and, together with the Exit RCF, the Exit Facilities), which is scheduled to mature on April 22, 2027 under which $100.0 million was drawn on the Effective Date (or the Exit Term Loans);
•
an indenture (or the First Lien Notes Indenture), pursuant to which approximately $85.3 million in aggregate principal amount of First Lien Notes maturing on April 22, 2027 were issued on the Effective Date; and
•
approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional First Lien Notes after the Effective Date (or the Last Out Incremental Debt), none of which had been issued as of December 31, 2022.

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
•
Intercompany Interests. All Intercompany Interests (as defined in the Plan) were (i) canceled (or otherwise eliminated) and received no distribution under the Plan or (ii) Reinstated at the Debtors’ option.

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

Payments of $36.2 million, $37.6 million and $40.3 million related to professional fees and vendor cancellation costs have been presented as cash outflows from operating activities in our Consolidated Statements of Cash Flows for the Successor period from April 24, 2021 to December 31, 2021 and the Predecessor periods from January 1, 2021 to April 23 2021 and the year ended December 31, 2020. See Note 6 “Supplemental Financial Information — Consolidated Statements of Cash Flows Information.”

Liabilities Subject to Compromise. At April 23, 2021, “Liabilities subject to compromise” was comprised of the aggregate principal balance of our Senior Notes of $2.0 billion and the corresponding accrued interest of $44.9 million, as all other claims were to be paid in full and were unimpaired per the Plan.

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

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (or for the year ended December 31, 2022 and for the period from April 24, 2021 to December 31, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (or from January 1, 2021 to April 23, 2021).

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

	April 23, 2021
		Transaction Accounting
	Predecessor	Reorganization Adjustments		Fresh Start Adjustments		Successor
ASSETS
Current assets:
Cash and cash equivalents	$333,699	$(253,717)	(a)	$—		$79,982
Restricted cash	3,274	32,173	(b)	—		35,447
Accounts receivable	134,104	—		802	(r)	134,906
Less: allowance for credit losses	(5,555)	—		—		(5,555)
Accounts receivable, net	128,549	—		802		129,351
Prepaid expenses and other current assets	108,594	(15,484)	(c)	(34,455)	(s)	58,655
Assets held for sale	1,000	—		—		1,000
Total current assets	575,116	(237,028)		(33,653)		304,435
Drilling and other property and equipment, net of
accumulated depreciation	3,892,150	182,985	(d)	(2,720,485)	(t)	1,354,650
Other assets	179,783	(112,454)	(e)	(10,282)	(u)	57,047
Deferred tax asset	—	—		6,716	(r)	6,716
Total assets	$4,647,049	$(166,497)		$(2,757,704)		$1,722,848
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,397	$(996)	(f)	$—		$65,401
Accrued liabilities	246,141	(67,125)	(g)	(55,961)	(v)	123,055
Short-term debt	442,034	(442,034)	(h)	—		—
Finance lease right of use liabilities, current	—	15,148	(i)	—		15,148
Taxes payable	22,034	—		—		22,034
Total current liabilities	776,606	(495,007)		(55,961)		225,638
Deferred tax liability	23,060	3,869	(j)	(34,447)	(w)	—
				7,518	(r)

Other liabilities	217,434	(90,098)	(k)	(9,837)	(x)	117,499
Finance lease right of use liabilities, noncurrent	—	158,919	(l)	—		158,919
Long-term debt	—	285,982	(m)	—		285,982
Total liabilities not subject to compromise	1,017,100	(136,335)		(92,727)		788,038
Liabilities subject to compromise	2,044,877	(2,044,877)	(n)	—		—
Stockholders’ equity:
Predecessor preferred stock	—	—		—		—
Predecessor common stock	1,453	(1,453)	(o)	—		—
Predecessor additional paid-in capital	2,029,978	(2,029,978)	(o)	—		—
Predecessor treasury stock	(206,163)	206,163	(o)	—		—
Successor preferred stock	—	—		—		—
Successor common stock	—	10	(p)	—		10
Successor additional paid-in capital	—	934,800	(p)	—		934,800
Successor treasury stock	—	—		—		—
Accumulated deficit	(240,196)	2,905,173	(q)	(2,664,977)	(y)	—
Total stockholders’ equity	1,585,072	2,014,715		(2,664,977)		934,810
Total liabilities and stockholders’ equity	$4,647,049	$(166,497)		$(2,757,704)		$1,722,848

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

(o)
Reflects the cancellation of the Predecessor’s common stock, treasury stock and related components of the Predecessor’s additional paid-in capital.
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
(s)
Reflects the write-off of current deferred contract assets of $(27.3) million, as there was no future benefit to be recognized by the Successor, and the fair value adjustment of $(7.2) million to rig spare parts and supplies.
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

(x)
Reflects the write-off of non-current deferred contract liabilities of $(11.1) million as there was no future obligation to be performed by the Successor and the fair value adjustment of $1.3 million to non-current other lease liabilities.
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

Revenues Related to Managed Rigs. In May 2021, we entered into an arrangement with an offshore drilling company whereby we provide management and marketing services (or the MMSA) for certain of its rigs. Per the MMSA, for stacked rigs we earn a daily service fee and are entitled to reimbursement of direct costs incurred in accordance with the agreement. The daily service fee revenue is recognized in line with the contractual rate billed for the services provided and is reported in “Contract Drilling Revenue” in our Consolidated Statements of Operations. We record the revenue relating to reimbursed expenses at the gross amount incurred and billed to the rig owner, as “Revenues related to reimbursable expenses” in our Consolidated Statements of Operations.

The managed rigs West Auriga and West Vela commenced operations in the U.S. Gulf of Mexico in March 2022 and October 2022, respectively.

Upon commencement of drilling operations, the MMSA for both rigs was suspended and replaced by a charter agreement for the duration of the drilling contracts. We entered into the drilling contract directly with the customer and recognize revenue under the terms of the contract. We report such revenue as “Contract drilling” in our Consolidated Statements of Operations. In addition, we have determined that the charter arrangement is an operating lease, and the related charter fee has been reported as lease expense within "Contract drilling, excluding depreciation" in our Consolidated Statements of Operations.

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

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	December 31,
	2022	2021
Trade receivables	$155,956	$130,021
Current contract assets (1)	141	1,835
Noncurrent contract assets (1)	—	—
Current contract liabilities (deferred revenue) (1)	(11,513)	(38,506)
Noncurrent contract liabilities (deferred revenue) (1)	(487)	(9,787)
(1)
Contract assets and contract liabilities may reflect balances that have been netted together on a contract basis. Net current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Accrued liabilities,” respectively, and net noncurrent contract asset and liability balances are included in “Other assets” and “Other liabilities,” respectively, in our Consolidated Balance Sheets as of December 31, 2022 and 2021.

Significant changes in net contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Successor		Predecessor
	December 31,	April 24, 2021 through	January 1, 2021 through	December 31,
	2022	December 31, 2021	April 23, 2021	2020
Contract assets, beginning of period	$1,835	$418	$2,870	$6,314
Contract liabilities, beginning of period	(48,293)	—	(56,927)	(48,104)
Net balance at beginning of period	(46,458)	418	(54,057)	(41,790)
Decrease due to amortization of revenue that was included in the beginning contract liabilities balance	26,909	—	15,341	35,231
Increase due to cash received, excluding amounts recognized as revenue during the period	(2,445)	(48,293)	(22,553)	(44,081)
Increase due to revenue recognized during the period but contingent on future performance	6,619	1,417	1,442	4,748
Decrease due to transfer to receivables during the period	(8,312)	—	(700)	(7,466)
Write-off of deferred revenue due to application of fresh start accounting	—	—	60,945	—
Adjustments (1)	11,828	—	—	(699)
Net balance at end of period	$(11,859)	$(46,458)	$418	$(54,057)
Contract assets at end of period	$141	$1,835	$418	$2,870
Contract liabilities at end of period	(12,000)	(48,293)	—	(56,927)

(1) Upon commencement of drilling operations, the MMSA for the managed rigs was suspended and replaced by a charter agreement for the duration of the contract. As a result, we reclassified $11.1 million previously recorded as a contract liability to “Contract advances,” which was reported as a component of “Accrued liabilities” in our Consolidated Balance Sheet at December 31, 2022.

Deferred Contract Costs

Certain direct and incremental costs incurred for upfront preparation, initial mobilization and modifications of contracted rigs represent costs of fulfilling a contract as they relate directly to a contract, enhance resources that will be used in satisfying our performance obligations in the future and are expected to be recovered. Such costs are deferred and amortized ratably to contract drilling expense as services are rendered over the initial term of the related drilling contract. Such deferred contract costs in the amount of $14.4 million and $0.3 million are reported in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheet at December 31, 2022. Deferred contract costs in the amount of $7.3 million and $5.8 million are reported in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheet at December 31, 2021. The amount of amortization of such costs was $7.3 million, $1.0 million, $6.3 million and $22.8 million for the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and for the year ended December 31, 2020, respectively. Excluding the effects of fresh start accounting, there was no impairment loss in relation to capitalized costs.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of December 31, 2022 (in thousands):

	For the Years Ending December 31,
	2023	2024	Total
Mobilization and contract preparation revenue	$6,352	$225	$6,577
Capital modification revenue	5,138	287	5,425
Demobilization and other deferred revenue	(164)	—	(164)
Total	$11,326	$512	$11,838

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. Revenue expected to be recognized in the future related to the blending of rates when a contract has operating dayrates that decrease over the initial contract term is also included. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2022. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in Topic 606 and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

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

Pursuant to fresh start accounting, our long-lived assets, including our drilling rigs, were valued at their estimated fair value on the Effective Date based on assumptions and market factors that we believed to be accurate at that time. On the Effective Date, the remaining economic useful life of each individual rig was validated or revised, if so indicated. Subsequently, at the end of 2021, we reviewed the marketability, age and physical condition of certain of our rigs in conjunction with other factors specific to the geographic markets in which our rigs are capable of operating and determined that, based on circumstances that arose in the fourth quarter of 2021, which we believed to be other than temporary, the economic useful lives of certain of the rigs in our fleet were materially different than that determined at the Effective Date. At December 31, 2021, we identified three semisubmersible rigs for which we believed a change in the economic useful life was appropriate. In connection with this reassessment, we evaluated each rig for recoverability and determined that the carrying values of two of these rigs were impaired. We recorded an aggregate impairment loss of $132.4 million in the Successor period from April 24, 2021 through December 31, 2021 to write down the carrying value of these rigs to their estimated fair values. In addition, we reviewed one other rig with an indicator of impairment and determined that no impairment had occurred at December 31, 2021.

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

See Note 1 "General Information — Impairment of Long-Lived Assets" and Note 9 "Financial Instruments and Fair Value Disclosures."

6. Supplemental Financial Information

Consolidated Balance Sheet Information

Accounts receivable, net of allowance for bad debts, consists of the following (in thousands):

	December 31,
	2022	2021
Trade receivables	$155,956	$130,021
Federal income tax receivables	9,450	9,278
Value added tax receivables	6,075	9,729
Related party receivables	73	66
Other	6,121	2,823
	177,675	151,917
Allowance for credit losses	(5,622)	(5,582)
Total	$172,053	$146,335

The allowance for credit losses at December 31, 2022 and 2021 represents our current estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 9 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid taxes	16,922	16,163
Deferred contract costs	14,373	7,267
Rig spare parts and supplies	5,091	3,716
Prepaid rig costs	4,001	4,048
Prepaid insurance	3,022	3,436
Deferred survey costs	838	511
Current contract assets	141	1,835
Collateral deposits	—	17,480
Other	4,307	6,984
Total	$48,695	$61,440

Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Contract advances	$52,743	$—
Rig operating costs	39,288	42,532
Payroll and benefits	29,408	29,268
Current operating lease liability	13,480	15,998
Deferred revenue	11,513	38,506
Accrued capital project/upgrade costs	8,419	2,219
Shorebase and administrative costs	4,365	5,776
Personal injury and other claims	3,738	5,598
Interest payable	1,897	2,986
Deposit for equipment sale	1,670	—
Other	264	853
Total	$166,785	$143,736

Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Successor	Successor	Predecessor
	For the Year Ended	Period from April 24	Period from January 1	For the Year Ended
	December 31,	through December 31,	through April 23,	December 31,
	2022	2021	2021	2020
Accrued but unpaid capital expenditures at period end	$8,419	$2,219	$18,617	$7,615
Accrued but unpaid debt issuance costs and arrangement fees (1)	—	—	7,588	—
Common stock withheld for payroll tax obligations (2)	4,252	—	—	395
Cash interest payments	27,767	13,671	37,593	19,843
Cash paid for reorganization items, net	—	36,154	37,566	40,301
Cash income taxes paid (refunded), net:
Foreign	13,178	1,969	3,460	11,826
U.S. federal	110	468	—	(42,462)
State	—	—	(34)	36
(1)
Represents unpaid debt issuance costs related to our exit financing that were incurred and capitalized during the Predecessor period from January 1, 2021 through April 23, 2021, which were accrued at April 23, 2021. In total, we incurred and capitalized financing costs of $13.8 million in relation to our exit financing.
(2)
Represents the cost of 563,727 and 131,698 shares of common stock withheld to satisfy the payroll tax obligation incurred as a result of the vesting of equity awards in the Successor year ended December 31, 2022 and the Predecessor year ended December 31, 2020, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our Consolidated Balance Sheet at December 31, 2022.

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

Total compensation cost recognized for all awards under the Equity Incentive Plan for the Successor periods for the year ended December 31, 2022 and from April 24, 2021 to December 31, 2021 was $20.2 million and $10.8 million, respectively. Tax benefits recognized for the Successor periods for the year ended December 31, 2022 and from April 24, 2021 to December 31, 2021 were $2.9 million and $2.0 million, respectively. As of December 31, 2022, there was $11.7 million of total unrecognized compensation cost related to non-vested awards under the Equity Incentive Plan, which we expect to recognize over a weighted average period of one and one-half years.

Time-Vesting Awards

RSUs. RSUs are contractual rights to receive shares of our Common Stock in the future if the applicable vesting conditions are met. During the Successor period, we granted an aggregate 347,797 time-vesting RSU awards to our non-employee members of the Board (or Board RSUs). The Board RSUs vest and become non-forfeitable with respect to 30% of the RSUs on the first anniversary of the grant date and 70% of the RSUs on the second anniversary of the grant date, subject to the recipient’s continuous service through the applicable vesting date. The vested Board RSUs will be issued at the earliest of (i) the fifth anniversary of the grant date, (ii) a separation from service, or (iii) a change in control. The recipients may elect, with respect to up to 40% of the vested and non-forfeitable Board RSUs, to receive cash equal to the fair market value of those RSUs instead of shares. Accordingly, 40% of the Board RSUs are considered liability-classified awards, which are remeasured each period. The remaining 60% of the Board RSUs are equity-classified awards, for which the fair value was estimated based on the fair market value of our Common Stock on the date of grant.

Effective July 1, 2021, the Board approved a new key employee retention and incentive plan covering executive officers and certain non-executive key employees. During the year ended December 31, 2022, and the Successor period between April 24, 2021 and December 31, 2021 we granted 535,516 and 1,916,043 time-vesting RSUs, respectively. The RSUs will vest annually over a period of three years from the grant date.

Restricted Stock. Pursuant to the terms of the Equity Incentive Plan, we granted 222,222 shares of time-vesting restricted stock awards to our Chief Executive Officer. Two-thirds of the time-vesting awards were issued and have vested, and the remaining one-third will vest in May 2023, subject to his continuous service or employment. Holders of restricted stock have all privileges of a stockholder of the Company with respect to the restricted stock, including without limitation the right to vote any shares underlying such restricted stock and to receive dividends or other distributions in respect thereof.

The fair value of time-vesting RSUs and restricted stock awards granted under the Equity Incentive Plan was estimated based on the fair market value of our Common Stock on the date of grant.

A summary of time-vesting RSU and restricted stock award activity under the Successor Equity Incentive Plan as of December 31, 2022 and changes during the year ended December 31, 2022 is as follows:

	Number of Awards	Weighted -Average Grant Date Fair Value Per Share
Nonvested awards at January 1, 2022	2,178,690	$8.75
Granted	545,651	$6.68
Vested	(616,835)	$8.75
Forfeited	(162,368)	$8.44
Nonvested awards at December 31, 2022	1,945,138	$8.20

The weighted average grant-date fair value of restricted stock awards granted during the year ended December 31, 2022 and the Successor period from April 24, 2021 to December 31, 2021 was $6.68 and $8.75, respectively. The total fair value of the restricted stock awards that vested during the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 was $3.9 million and $0.6 million, respectively.

Performance-Vesting Awards

RSUs. During the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021, we granted 709,148 and 1,733,404 performance-vesting RSU awards, respectively.

The performance-vesting RSUs granted during the Successor year ended December 31, 2022 will vest at the end of a three-year period upon the achievement of certain market conditions and continuous employment of the award holder. The fair value of these shares was estimated using a Monte Carlo simulation.

The performance-vesting RSUs granted during the Successor period from April 24, 2021 to December 31, 2021 vest annually over a three-year cycle and are distributed based on performance metrics and continuous employment. The fair value of these shares was estimated based on the fair market value of our Common Stock on the date of grant.

A summary of performance-vesting RSU activity under the Equity Incentive Plan as of December 31, 2022 and changes during the year ended December 31, 2022 is as follows:

	Number of Awards	Weighted -Average Grant Date Fair Value Per Share
Nonvested awards at January 1, 2022	1,440,641	$8.75
Granted	709,148	$5.71
Vested	(444,474)	$8.75
Forfeited	(184,018)	$8.04
Nonvested awards at December 31, 2022	1,521,297	$7.42

The weighted average grant-date fair value of performance awards granted during the year ended December 31, 2022 and the Successor period from April 24, 2021 to December 31, 2021 was $5.71 and $8.75, respectively. The total fair value of performance awards vested during year ended December 31, 2022 was $3.2 million.

Restricted Stock. In May 2021, we granted 777,777 shares of performance-vesting restricted stock to our Chief Executive Officer pursuant to the terms of the Equity Incentive Plan. These awards vest upon achievement of both a market and performance condition, and any awards not vested as of May 8, 2027 will be forfeited. Vesting is contingent upon certain conditions (as defined in the award agreement under the Equity Incentive Plan). As of December 31, 2022, a significant portion of the vesting conditions had been satisfied, resulting in the vesting of 747,407 shares of restricted stock during 2022. We recognized the total estimated grant date fair value of these awards of $5.4 million as compensation expense during the Successor year ended December 31, 2022. The weighted-average grant-date fair value of these performance-vesting restricted stock awards was $6.89 million. The total fair value of the awards that vested during the year ended December 31, 2022 was $6.2 million.

The performance-vesting restricted stock awards granted during the year ended December 31, 2022 and the performance-vesting restricted stock awards granted to our Chief Executive Officer during the Successor period from April 24, 2021 through December 31, 2021 were valued using a Monte Carlo simulation assuming a Geometric Brownian Motion in a risk-neutral framework and using the following assumptions:

	Awards granted
	2022	2021
Expected life of awards (in years)	3	3
Expected volatility	75.00%	70.00%
Risk-free interest rate	2.71%	0.29%

A summary of performance-vesting restricted stock activity under the Successor Equity Incentive Plan as of December 31, 2022 and changes during the year ended December 31, 2022 is as follows:

	Number of Awards	Weighted -Average Grant Date Fair Value Per Share
Nonvested awards at January 1, 2022	777,777	$6.89
Vested	(747,407)	$6.89
Nonvested awards at December 31, 2022	30,370	$6.89

Predecessor Plan

Under the Predecessor's Equity Incentive Compensation Plan (or the Predecessor Equity Plan), we had a maximum of 7,500,000 shares of our common stock initially available for the grant or settlement of awards, subject to adjustment for certain business transactions and changes in capital structure. On May 27, 2020, the Bankruptcy Court approved a new key employee retention plan and a new non-executive incentive plan covering certain non-executive key employees. On June 23, 2020, the Bankruptcy Court approved a key employee incentive plan covering certain additional key employees, including our executive officers. Upon the participating employee’s acceptance of an award under the new compensation plans, all outstanding unvested incentive awards previously granted to the employee under our Predecessor Equity Plan, consisting of time-vesting RSUs and/or SARs, were canceled. Any remaining outstanding awards under the Predecessor Equity Plan were automatically canceled on the Effective Date.

Total compensation cost and tax benefit recognized for all awards under the Predecessor Equity Plan for the Predecessor year ended December 31, 2020 were $5.6 million and $0.2 million, respectively. Due to the cancellation of the awards under the Predecessor Equity Plan described above, no additional compensation cost is recognizable related to the Predecessor plan.

8. Loss Per Share

We present basic and diluted loss per share on our Consolidated Statements of Operations. Basic loss per share excludes dilution and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We experienced net losses for the Successor periods for the year ended December 31, 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020. We have excluded shares of common stock issuable upon exercise of outstanding stock appreciation rights and vesting of outstanding restricted stock units from the calculation of weighted-average shares because their inclusion would be antidilutive.

9. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. Since the market for our services is the offshore oil and gas industry, our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At December 31, 2022, we believe that we had potentially significant concentrations of credit risk due to the number of rigs we currently had contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on that credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We had not required any other credit enhancements by our customers or required any to pay for services in advance at December 31, 2022.

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

At December 31, 2022, $6.1 million in trade receivables were considered past due by 30 days or more, of which $5.5 million have been fully reserved. The remaining $0.6 million were less than a year past due and considered collectible. For purposes of calculating our current estimate of credit losses at December 31, 2022 and 2021, all trade receivables, except for those fully-reserved, were deemed to be in a single risk pool based on their credit ratings at each respective period. Our total allowance for credit losses was $5.6 million at both December 31, 2022 and 2021, including $0.2 million and $0.1 million at December 31, 2022 and 2021, respectively, related to our current estimate of credit losses under CECL. See Note 6 “Supplemental Financial Information — Consolidated Balance Sheet Information.”

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

We recorded impairment charges related to certain of our drilling rigs, which were measured at fair value on a nonrecurring basis during the Successor period from April 24, 2021 through December 31 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020. The aggregate losses for the periods have been presented as “Impairment of assets” in our Consolidated Statements of Operations for the Successor period from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020. See Note 5 “Asset Impairments.”

Assets and liabilities measured at fair value are summarized below (in thousands).

	Successor
	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets and Liabilities at Fair Value	Total Losses for Year Ended (1)

Recurring fair value measurements
Liability-classified Director restricted stock units	$(818)			$(818)	$(230)

	Successor
	December 31, 2021
	Fair Value Measurements Using					Predecessor
	Level 1	Level 2	Level 3	Assets and Liabilities at Fair Value	Total Losses for Period from April 24, 2021 through December 31, 2021 (2)	Total Losses for Period from January 1, 2021 to April 23, 2021 (3)

Recurring fair value measurements
Liability-classified Director restricted stock units	$(528)	$—	$—	$(528)	$(528)	$—

Nonrecurring fair value measurements
Impaired assets (4)	$—	$—	$77,900	$77,900	$132,449	$197,027

	Predecessor
	December 31, 2020
	Fair Value Measurements Using
Nonrecurring fair value measurements	Level 1	Level 2	Level 3	Assets at Fair Value	Total Losses for Year Ended (5)

Impaired assets (6)	$—	$—	$1,000	$1,000	$842,016

(1)
Represents an increase in stock compensation expense due to the “marking-to-market” of liability-classified restricted stock units granted to our non-employee directors.
(2)
Represents an impairment charge recognized during the Successor period from April 24, 2021 through December 31, 2021 related to two semisubmersible rigs that were written down to their estimated fair value.
(3)
Represents an impairment charge recognized during the Predecessor period from January 1, 2021 through April 23, 2021 related to one semisubmersible rig, which was written down to its estimated fair value.
(4)
Represents the total book value as of December 31, 2021 of two semisubmersible rigs, which were written down to estimated fair value during the Successor period from April 24, 2021 through December 31, 2021.
(5)
Represents impairment losses of $774.0 million and $68.0 million recognized during the first and fourth quarters of the Predecessor year ended December 31, 2020, respectively, related to four semisubmersible rigs which were written down to their estimated fair value.
(6)
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

Our debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, our Exit Term Loans, First Lien Notes and the Predecessor Senior Notes would be considered Level 2 liabilities. The fair value of these instruments was derived using a third-party pricing service at December 31, 2022 and 2021. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies and for the Senior Notes, comparing fair value estimates to actual trade activity executed in the market for these instruments occurring generally within a 10-day period of the report date.

Fair values and related carrying values of our Exit Term Loans, First Lien Notes and the Predecessor Senior Notes Senior Notes (see Note 11 "Prepetition Revolving Credit Facility, Senior Notes and Exit Debt") are shown below (in millions).

	December 31,
	2022		2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exit Term Loans	$91.1	$100.0	$100.0	$100.0
First Lien Notes	78.3	85.3	86.2	86.1

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

10. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	December 31,
	2022	2021
Drilling rigs and equipment	$1,126,793	$1,057,739
Finance lease right of use asset	174,571	174,571
Land and buildings	10,001	9,823
Office equipment and other	2,515	2,264
Cost	1,313,880	1,244,397
Less: accumulated depreciation	(171,972)	(68,502)
Drilling and other property and equipment, net	$1,141,908	$1,175,895

11. Prepetition Revolving Credit Facility, Senior Notes and Exit Debt

Prepetition Revolving Credit Facility

In 2018, Diamond Offshore Drilling, Inc., or DODI, as the U.S. borrower, and our subsidiary DFAC, as the foreign borrower, entered into a syndicated, 5-year Revolving Credit Agreement, under which we had borrowings outstanding in the aggregate amount of $436.0 million on the Petition Date. Subsequently, in January 2021, a $6.0 million financial letter of credit previously issued under the RCF was drawn on by the beneficiary and converted to an adjusted base rate loan. As a result, total outstanding borrowings under the RCF prior to the Effective Date were $442.0 million.

On April 26, 2020, as a result of commencement of the Chapter 11 Cases, we ceased accruing interest on our borrowings under the RCF. Additionally, we wrote off $3.9 million in deferred arrangement fees associated with the RCF during the Predecessor year ended December 31, 2020, which was reported as “Reorganization items, net” in our Consolidated Statements of Operations.

As a result of the signing of the PSA in January 2021, we no longer considered the outstanding borrowings and accrued pre-petition interest on the RCF to be debt subject to compromise, as such claims, including accrued interest since the Petition Date, were to be settled in full upon emergence from bankruptcy. In addition, due to provisions in the PSA and other orders of the Bankruptcy Court, we resumed recognizing interest on our outstanding borrowings under the RCF in the first quarter of 2021, including unpaid post-petition interest of $21.3 million not previously recognized for the Predecessor year ended December 31, 2020. See Note 2 “Chapter 11 Proceedings – Chapter 11 Cases.”

On the Effective Date, the RCF claims were settled as follows:

•
Approximately $279.6 million paid in cash; and
•
Rollover of prepetition RCF into new debt of $200.0 million on a dollar-for-dollar basis. See “—Exit Debt — Exit Revolving Credit Agreement” and “—Exit Debt — Exit Term Loan Credit Agreement.”

Senior Notes

Upon commencement of the Chapter 11 Cases, we ceased accruing interest on the Senior Notes, which had an aggregate principal balance of $2.0 billion on the Petition Date. As a result, we did not record $76.7 million of contractual interest expense related to our Senior Notes for the Predecessor year ended December 31, 2020. In addition, we wrote off $23.7 million in unamortized discount and debt issuance costs associated with the Senior Notes during the Predecessor year ended December 31, 2020, which have been reported as "Reorganization items, net" in our Consolidated Statements of Operations.

On the Effective Date, New Diamond Common Shares were transferred pro rata to the holders of the Senior Notes in exchange for the cancellation of the aggregate $2.0 billion principal balance of the Senior Notes. See Note 2 “Chapter 11 Proceedings – Chapter 11 Cases.” As a result of the cancellation of the Senior Notes and associated accrued interest of $44.9 million, we recognized a pre-tax gain on extinguishment of debt of approximately $1.1 billion which was reported in “Reorganization items, net” in the Predecessor’s Consolidated Statement of Operations for the period January 1, 2021 through April 23, 2021.

Exit Debt

At December 31, 2022 and 2021, the carrying value of the Successor long-term debt (or Exit Debt), net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

	December 31,
	2022	2021
Borrowings under Exit RCF	$177,478	$83,478
Exit Term Loans	99,190	99,034
First Lien Notes	83,976	83,729
Total Exit Debt, net	$360,644	$266,241

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

As of December 31, 2022, the aggregate annual maturity of the Successor Exit Debt, excluding net unamortized premium and debt issuance costs of $0.7 million and $2.8 million, respectively, was as follows (in thousands):

Aggregate Principal Amount
Year Ending December 31,
2023	$—
2024	—
2025	—
2026	177,478
2027	185,321
Thereafter	—
Total maturities of long-term debt	$362,799

Exit Revolving Credit Agreement

On the Effective Date, the Company entered into the Exit RCF, which provides for a $400.0 million senior secured revolving credit facility and also originally provided for certain Exit RCF lenders (or the LC Lenders) to issue up to $100.0 million of letters of credit. On August 31, 2022, one of the LC Lenders in our Exit RCF notified us that it would exercise its right to resign as an LC Lender with regard to future letters of credit effective September 30, 2022. The resigning LC Lender had previously committed to issue up to $25.0 million in letters of credit under the Exit RCF. On February 21, 2023, we received notification from a second LC Lender that it would exercise its right to resign as an LC Lender effective March 23, 2023. This second LC Lender had previously committed to issue up to $25.0 million in letters of credit under the Exit RCF. Each resigning LC Lender continues to have all of the rights and obligations of an LC Lender under the Exit RCF with respect to letters of credit issued by it prior to its resignation but, after the effective date of its resignation, is not required to issue additional letters of credit or extend, renew or increase the outstanding letters of credit.

As a result of the resignations discussed above, the aggregate amount of the commitments of the LC Lenders to issue letters of credit under the Exit RCF was reduced from $100.0 million to $75.0 million effective September 30, 2022, and will be reduced to $50.0 million effective March 23, 2023. Our total capacity for borrowings under the Exit RCF was not impacted by the resignation of the LC Lenders and remains at $400 million. The Exit RCF is scheduled to mature on April 22, 2026.

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

Additionally, the Exit Revolving Credit Agreement contains other covenants, representations and warranties and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, cross-default to other material indebtedness, and a change of control. At December 31, 2022, we were in compliance with all covenants under the Exit Revolving Credit Agreement.

We incurred $6.6 million in debt issuance costs and $3.5 million in paid-in-kind upfront fees in connection with the Exit RCF, which have been deferred and are being amortized as incremental interest expense over the term of the Exit RCF on a straight-line basis. Deferred debt issuance costs and upfront fees associated with the Exit RCF are presented as a component of “Other assets” in the Successor's Consolidated Balance Sheet at December 31, 2022 and 2021. At December 31, 2022, we had borrowings outstanding of $177.5 million under the Exit RCF, including $3.5 million in PIK Loans and had utilized $19.4 million for the issuance of letters of credit. The weighted average interest rate on the combined borrowings outstanding under the Exit RCF at December 31, 2022 was 8.63%.

At February 24, 2023, we had borrowings of $162.5 million outstanding under the Exit RCF, excluding the PIK Loans, and had utilized $19.4 million of the Exit RCF for the issuance of a letter of credit in replacement of a previously existing letter of credit. As of February 24, 2023, approximately $221.6 million was available for borrowings or the issuance of letters of credit under the Exit RCF, subject to its terms and conditions.

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

Additionally, the Exit Term Loan Credit Agreement contains other covenants, representations and warranties and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, any material default under certain material contracts and agreements, cross-default to other material indebtedness, and a change of control. At December 31, 2022, we were in compliance with all covenants under the Exit Term Loan Credit Agreement.

The Exit Term Loans were valued at par for fresh start accounting purposes and are presented net of debt issuance costs of $0.8 million, which are being amortized as interest expense over the stated maturity of the loans using the effective interest method. At December 31, 2022, we had Exit Term Loans outstanding of $100.0 million, which accrue interest at 10.384% per annum, assuming a one-month LIBOR and cash interest payment option, and had an effective interest rate of 10.627% per annum.

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

The First Lien Notes Indenture provides for the early redemption of the First Lien Notes by the Issuers as follows:

•
before October 23, 2021, all of the First Lien Notes were redeemable at 101% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding, the redemption date (none of which were redeemed);
•
on or after October 23, 2021 and prior to April 22, 2023, the First Lien Notes may be redeemed, in whole or in part, at any time and from time to time at a redemption price equal to 100% of the principal amount plus the Applicable Premium (as defined in the First Lien Notes Indenture) as of, and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date (none of which were redeemed as of December 31, 2022);
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

The First Lien Notes Indenture also provides for certain customary events of default, including, among other things, nonpayment of principal or interest, breach of covenants, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, and cross acceleration, which would permit the principal, premium, if any, interest and other monetary obligations on all the then outstanding First Lien Notes to be declared due and payable immediately. At December 31, 2022, we were in compliance with all covenants under the First Lien Notes Indenture.

The First Lien Notes were valued at a 101% of par value for fresh start accounting purposes and are presented net of debt issuance costs of $2.0 million, which are being amortized as interest expense over the stated maturity of the notes using the effective interest method. At December 31, 2022, we had First Lien Notes outstanding aggregating $85.3 million, which accrue interest at 9.0% per annum, assuming a cash interest payment option, and had an effective interest rate of 9.7% per annum.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for certain of these taxes and the related penalties and interest and, accordingly, have recorded a $12.4 million and $13.7 million liability at December 31, 2022 and 2021, respectively. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At December 31, 2022, our estimated liability for personal injury claims was $18.3 million, of which $3.7 million and $14.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2021, our estimated liability for personal injury claims was $13.5 million, of which $5.4 million and $8.1 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•
the severity of personal injuries claimed;
•
significant changes in the volume of personal injury claims;
•
the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•
inconsistent court decisions; and
•
the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At December 31, 2022, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Services Agreement. In February 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) (or Baker Hughes) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $23.3 million per year or an estimated $112.5 million in the aggregate over the remaining term of the agreements.

In addition, we lease Well Control Equipment for our drillships under ten-year finance leases. See Note 13 “Leases and Lease Commitments.”

Letters of Credit and Other. We were contingently liable as of December 31, 2022 in connection with approximately $19.4 million in certain tax, supersedeas and customs bonds that have been issued on our behalf. The letter of credit collateralizing these bonds was issued under the Exit RCF and cannot require collateral except in events of default.

13. Leases and Lease Commitments

Our leasing activities primarily consist of operating leases for our corporate and shorebase offices, office and information technology equipment, employee housing, vehicles, onshore storage yards and certain rig equipment and tools. We also lease Well Control Equipment under finance leases. Our leases have original terms ranging from one month to ten years, some of which include options to extend the lease for up to five years and/or to terminate the lease within one year.

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

On March 31, 2021, we signed an amendment to the operating lease agreement for the Well Control Equipment, which became effective on the Effective Date. The general terms of the lease were unchanged, including the stipulated cost per day and available renewal options; however, a ceiling was added to a previously unpriced purchase option at the end of the original 10-year lease term. This amendment was considered a lease modification effective on April 23, 2021, whereby we were required to reassess lease classification and remeasure the corresponding ROU asset and lease liability. Due to the purchase option ceiling provision included in the amendment, we now believe that we are reasonably certain to exercise the purchase option at the end of the original lease term. Therefore, we have changed the lease classification from an operating lease to a finance lease and remeasured the ROU asset and lease liability to include the estimated purchase option price of the Well Control Equipment.

In applying ASU 2016-02, we utilize an exemption for short-term leases whereby we do not record leases with terms of one year or less on the balance sheet. We have also made an accounting policy election not to separate lease components from non-lease components for each of our classes of underlying assets, except for subsea equipment, which includes the Well Control Equipment discussed above. At inception, the consideration for the overall Well Control Equipment arrangement was allocated between the lease and service components based on an estimation of stand-alone selling price of each component, which maximized observable inputs. The costs associated with the service portion of the agreement are accounted for separately from the cost attributable to the equipment leases based on that allocation and thus, are not included in our ROU asset or lease liability balances. The non-lease components for each of our other classes of assets generally relate to maintenance, monitoring and security services and are not separated from their respective lease components. See Note 12 “Commitments and Contingencies.”

The lease term used for calculating our ROU assets and lease liabilities is determined by considering the noncancelable lease term, as well as any extension options that we are reasonably certain to exercise. The determination to include option periods is generally made by considering the activity in the region or for the rig corresponding to the respective lease, among other contract-based and market-based factors. We have used our incremental borrowing rate to discount future lease payments as the rate implicit in our leases is not readily determinable. To arrive at our incremental borrowing rate prior to filing of the Chapter 11 Cases, we considered our unsecured borrowings and then adjusted those rates to assume full collateralization and to factor in the individual lease term and payment structure. The incremental borrowing rate for leases entered or modified subsequent to the Petition Date was determined primarily based on secured borrowing rates negotiated in relation to our reorganization and the valuations received for our new debt.

Amounts recognized in our Consolidated Balance Sheets for both our operating and finance leases are as follows (in thousands):

	December 31,
	2022	2021
Operating Leases:
Other assets	$30,332	$38,834
Accrued liabilities	(13,480)	(15,998)
Other liabilities	(16,542)	(22,762)
Finance Leases:
Drilling and other property and equipment, net of accumulated depreciation	145,510	162,717
Current finance lease liabilities	(16,965)	(15,865)
Noncurrent finance lease liabilities	(131,393)	(148,358)

Components of lease expense are as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
	Year Ended December 31,	April 24, 2021 through	January 1, 2021 through	Year Ended December 31,
	2022	December 31, 2021	April 23, 2021	2020
Operating lease cost	$19,479	$11,754	$11,799	$35,964
Finance lease cost:
Amortization of ROU assets	17,207	11,854	—	—
Interest on lease liabilities	10,415	7,796	—	—
Short-term lease cost	242	199	101	832
Variable lease cost (1)	12,804	1,237	598	1,465
Total lease cost	$60,147	$32,840	$12,498	$38,261
(1)
Includes charter expenses incurred post-commencement of drilling operations for the managed rigs.

Supplemental information related to leases is as follows (in thousands, except weighted-average data):

	Successor		Predecessor
		Period from	Period from
	Year Ended December 31,	April 24, 2021 through	January 1, 2021 through	Year Ended December 31,
	2022	December 31, 2021	April 23, 2021	2020
Operating Leases:
Operating cash flows used	$19,031	$12,005	$10,817	$35,057
ROU assets obtained in exchange for lease liabilities	8,662	19,064	1,076	10,645
Weighted-average remaining lease term (1)	4.0 years	4.4 years	5.9 years	5.6 years
Weighted-average discount rate (1)	6.79%	6.53%	6.89%	8.94%
Finance Leases:
Operating cash flows used	$10,415	$7,796	$—	$—
Financing cash flows used	15,865	9,845	—	—
ROU assets obtained in exchange for lease liabilities	—	174,571	—	—
Weighted-average remaining lease term (1)	3.5 years	4.5 years	n/a	n/a
Weighted-average discount rate (1)	6.72%	6.72%	n/a	n/a

(1)
Amounts represent the weighted average remaining lease term or discount rate as of the end of the respective period presented.

Maturities of lease liabilities as of December 31, 2022 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$14,937	$26,280	$41,217
2024	4,845	26,352	31,197
2025	3,686	26,280	29,966
2026	3,524	96,430	99,954
2027	3,437	—	3,437
Thereafter	4,258	—	4,258
Total lease payments	34,687	175,342	$210,029
Less: interest	(4,665)	(26,984)
Total lease liability	$30,022	$148,358

14. Related-Party Transactions

Transactions with Loews. We were party to a services agreement with Loews Corporation (or Loews), our former majority shareholder prior to the Effective Date, under which Loews performed certain administrative and technical services on our behalf (or the Services Agreement) and included internal auditing services and advice and assistance with respect to obtaining insurance. On April 24, 2020, our Services Agreement with Loews was terminated by mutual agreement. We have since retained unrelated third parties to assist us with some of these services, including services related to internal audit functions. We were charged $0.3 million by Loews for these support functions related to the Predecessor year ended December 31, 2020.

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

Professional fees in connection with the Chapter 11 Cases after the Petition Date are reported in “Reorganization items, net” in our Consolidated Statements of Operations for the Predecessor year ended December 31, 2020. See Note 2 "Chapter 11 Proceedings.”

Costs Related to Reductions in Force. In April 2020, we initiated a plan to reduce the number of employees in our world-wide organization in an effort to restructure our business operations and lower operating costs. During the Predecessor year ended December 31, 2020, we incurred $10.3 million, primarily for severance and related costs associated with a reduction in personnel in our corporate offices, warehouse facilities and certain of our international shorebase locations. We have reported these amounts in “Restructuring and separation costs” in our Consolidated Statements of Operations for the Predecessor year ended December 31, 2020.

16. Income Taxes

In April 2021, we reorganized under Chapter 11 of the U.S. Bankruptcy Code in a transaction treated as a tax free reorganization under section 368(a)(1)(G) of the Internal Revenue Code of 1986, as amended (or the IRC). We realized approximately $1.3 billion of cancellation of indebtedness (or COD) income for U.S. tax purposes in 2021. Under exceptions applying to COD income resulting from a bankruptcy reorganization, we were not required to recognize this COD income currently as taxable income. Instead, our tax attribute carryforwards, including net operating losses, other noncurrent assets and the stock of our foreign corporate subsidiaries, were reduced under the operative tax statute and applicable regulations, affecting the balance of deferred taxes where appropriate. The total reduction of tax attributes under these rules amounted to approximately $1.3 billion, which impacted net operating losses and, without giving rise to deferred tax consequences, reduced the tax basis of foreign subsidiaries’ stock. The tax attribute reduction occurs on the first day of a company's tax year following the tax year in which COD income was realized, or, in our case, January 1, 2022.

In the event of a change in ownership, IRC sections 382 and 383 provide an annual limitation with respect to a corporation’s ability to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from the Chapter 11 Cases resulted in a change in ownership for purposes of IRC section 382. The limitation under the IRC is based on the value of the company as of the emergence date.

To achieve business and administrative efficiencies, we undertook an internal restructuring in conjunction with emergence from bankruptcy, resulting in realignment of substantially all our assets and operations under a wholly owned foreign subsidiary, DFAC. Consequently, our management has determined that we will permanently reinvest foreign earnings of foreign subsidiaries.

Several of our rigs are owned by Swiss branches of entities incorporated in the United Kingdom, or U.K., that have historically been taxed under a special tax regime pursuant to Swiss corporate income tax rules. On September 3, 2019, the Swiss federal government, along with the Canton of Zug, enacted tax legislation, which we refer to as Swiss Tax Reform, effective as of January 1, 2020. Swiss Tax Reform significantly changed Swiss corporate income tax rules by, among other things, abolishing special tax regimes. At the time Swiss Tax Reform was enacted, uncertainty regarding the tax basis of depreciable property under the normal Swiss tax regime led us to record a $187.0 million reserve for uncertain tax positions. The Swiss tax authorities subsequently provided further clarification, and we reversed such reserve for uncertain tax positions during April 2021. In 2021, deferred tax assets and liabilities were established based on the application of the clarifying guidance and offset by an associated increase in valuation allowance.

Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, the mix of international tax jurisdictions in which we operate and recognition of valuation allowances for deferred tax assets for which the tax benefits are not likely to be realized. As of December 31, 2022, all of our rigs are owned and operated, directly or indirectly, by DFAC. Our management has determined that we will permanently reinvest foreign earnings. The potential unrecognized deferred tax liability related to these undistributed earnings was not practicable to estimate at December 31, 2022.

The components of income tax (benefit) expense are as follows (in thousands):

	Successor		Predecessor
		Period from	Period from
	Year Ended December 31,	April 24, 2021 through	January 1, 2021 through	Year Ended December 31,
	2022	December 31, 2021	April 23, 2021	2020
Federal – current	$1,267	$3,645	$171	$(11,844)
State – current	10	—	—	(12)
Foreign – current	(4,151)	1,491	(3,681)	9,898
Total current	(2,874)	5,136	(3,510)	(1,958)
Federal – deferred	4,538	(6,742)	(30,955)	(7,431)
Foreign – deferred	(4,059)	3,260	(4,939)	(11,797)
Total deferred	479	(3,482)	(35,894)	(19,228)
Total	$(2,395)	$1,654	$(39,404)	$(21,186)

The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following (in thousands):

	Successor		Predecessor
		Period from	Period from
	Year Ended December 31,	April 24, 2021 through	January 1, 2021 through	Year Ended December 31,
	2022	December 31, 2021	April 23, 2021	2020
(Loss) income before income tax expense:
U.S.	$(7,054)	$(1,048)	$686,202	$(336,880)
Foreign	(98,552)	(174,642)	(2,687,595)	(939,210)
	$(105,606)	$(175,690)	$(2,001,393)	$(1,276,090)
Expected income tax benefit at federal statutory rate	$(22,177)	$(36,895)	$(420,292)	$(267,979)
Effect of tax rate changes	—	9,871	—	(7,003)
Reorganization items	—	266	(225,563)	7,871
Post-petition interest expense	—	—	(6,771)	(16,778)
Disallowed officers' compensation and restricted stock unit awards	2,205	—	—	—
Interest and penalties reported as income tax expense	3,318	—	—	—
Effect of foreign operations	12,639	79,600	163,236	136,262
Valuation allowance	(23,135)	(45,919)	515,421	17,331
Uncertain tax positions, settlements and adjustments relating to prior years	25,692	(7,220)	(67,626)	107,148
Other	(937)	1,951	2,191	1,962
Income tax (benefit) expense	$(2,395)	$1,654	$(39,404)	$(21,186)

The reorganization items listed above in the reconciliation to the statutory income tax rate are inclusive of the impact of fresh start accounting, bankruptcy-related costs, internal restructuring and the impact of attribute reduction. The impact of most reorganization items is offset by valuation allowance.

Deferred Income Taxes. Significant components of our deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards, or NOLs	$412,152	$226,022
Foreign tax credits	27,223	29,243
Disallowed interest deduction	69,604	70,492
Worker’s compensation and other current accruals	6,273	5,150
Deferred deductions	7,661	6,869
Deferred revenue	33	6,282
Operating lease liability	22,011	33,815
Property, plant and equipment	129,938	334,757
Other	7,234	4,971
Total deferred tax assets	682,129	717,601
Valuation allowance	(650,193)	(673,452)
Net deferred tax assets	31,936	44,149
Deferred tax liabilities:
Right-of-use assets	(21,374)	(33,117)
Other	(652)	(871)
Total deferred tax liabilities	(22,026)	(33,988)
Net deferred tax asset	$9,910	$10,161

Net Operating Loss Carryforwards. As of December 31, 2022, we recorded a deferred tax asset of 412.2 million for the benefit of NOL carryforwards, comprised of $59.8 million related to our U.S. losses and $352.4 million related to our international operations. Approximately $139.1 million of this deferred tax asset relates to NOL carryforwards that have an indefinite life. The remaining $273.0 million relates to NOL carryforwards in several of our foreign subsidiaries, as well as in the U.S. Unless utilized, these NOL carryforwards will expire between 2024 and 2037. As a result of our emergence from bankruptcy, we have significant limitations on our ability to utilize certain U.S. deferred tax assets.

Foreign Tax Credits. As of December 31, 2022, we recorded a deferred tax asset of $27.2 million for the benefit of foreign tax credits in the U.S. Of this balance, $2.6 million relates to a foreign tax credit carryback, which is expected to generate a cash tax benefit. The remaining credits will expire, unless utilized, between 2023 and 2028.

Valuation Allowances. We record a valuation allowance on a portion of our deferred tax assets not expected to be ultimately realized. In determining the need for a valuation allowance, we consider current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets.

As of December 31, 2022, valuation allowances aggregating $650.2 million have been recorded for our net operating losses, foreign tax credits and other deferred tax assets for which the tax benefits are not likely to be realized. We intend to maintain a valuation allowance on our net federal and foreign deferred tax assets until there is sufficient evidence to support the reversal of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company's projections for growth and/or tax planning strategies.

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

	Successor		Predecessor
		For the Period	For the Period
	Year Ended	April 24, 2021	January 31, 2021	Year Ended
	December 31,	through	through	December 31,
	2022	December 31, 2021	April 23, 2021	2020
Balance, beginning of period	$(21,148)	$(26,678)	$(214,626)	$(118,884)
Additions for current year tax positions	(5,993)	(3,553)	—	(100,780)
Additions for prior year tax positions	(504)	(1,424)	(1,282)	(1,559)
Reductions for prior year tax positions	4,345	1,730	187,389	2,944
Reductions related to statute of limitation expirations	1,760	8,777	1,841	3,653
Balance, end of period	$(21,540)	$(21,148)	$(26,678)	$(214,626)

The $6.0 million addition for current year uncertain tax positions recorded in the Successor year ended December 31, 2022 was attributable principally to transfer pricing for certain related party transactions. The $4.3 million reduction of uncertain tax positions recorded in the Successor year ended December 31, 2022 principally reflected the strengthening of the U.S. dollar relative to foreign currencies. The $8.8 million reduction of uncertain tax positions recorded in the Successor period from April 24, 2021 through December 31, 2021 was due to expiry of applicable statutes of limitation for tax returns filed between 2014 and 2018 in several jurisdictions. Due to Swiss Tax Reform and the resulting uncertainties regarding treatment of depreciable property, uncertain tax positions were recorded for

$86.2 million in 2019 and $100.8 million in 2020. During the Predecessor period from January 1, 2021 through April 23, 2021, further clarification on the treatment of depreciable property resulted in the reversal of the previously recorded amount of $187.0 million.

At December 31, 2022, $0.2 million, $1.5 million and $34.7 million of the net liability for uncertain tax positions were reflected in “Other assets,” “Deferred tax liability” and “Other liabilities,” respectively, in our Consolidated Balance Sheet. At December 31, 2021, $0.3 million, $1.7 million and $47.6 million of the net liability for uncertain tax positions were reflected in “Other assets,” “Deferred tax liability” and “Other liabilities,” respectively, in our Consolidated Balance Sheet. Of the net unrecognized tax benefits at December 31, 2022, 2021 and 2020, $36.0 million, $48.9 million and $249.0 million, respectively, would affect the effective tax rates if recognized.

At December 31, 2022, the amount of accrued interest and penalties related to uncertain tax positions was $3.1 million and $12.6 million, respectively. At December 31, 2021, the amount of accrued interest and penalties related to uncertain tax positions was $3.9 million and $19.7 million, respectively.

Interest expense (benefit) recognized during the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020 related to uncertain tax positions was $0.9 million, $1.8 million, $0.1 million and $1.9 million, respectively. Penalties recognized during the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020 related to uncertain tax positions were $1.0 million, $0.04 million, $(0.4) million and $1.1 million, respectively.

We expect the statutes of limitation for the 2014 through 2020 tax years to expire in 2023 for various of our subsidiaries operating in Australia, Malaysia, Romania, Trinidad and Tobago and the U.K. We anticipate that the related unrecognized tax benefit will decrease by $5.0 million at that time.

Tax Returns and Examinations. We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. We remain subject to examination by these jurisdictions or are contesting assessments raised upon examinations in respect to the year 2000 and the years 2006 to 2022. We are currently under examination or contesting assessments in Australia, Brazil, Egypt, Equatorial Guinea, Malaysia, Romania and Trinidad and Tobago. We do not anticipate that any adjustments resulting from the tax audit of any of these years will have a material impact on our consolidated results of operations, financial condition or cash flows.
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

During the Predecessor year 2020, we matched 100% of the first 5% of each employee’s qualifying annual compensation contributed to the 401k Plan, but ceased matching contributions effective November 2020. Employer matching contributions were resumed in 2022, matching 50% of the first 6% of each employee's qualifying annual compensation contributed to the 401k Plan. For the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31 2020, our provision for contributions was $3.2 million, $0, $0 and $6.2 million, respectively.

The defined contribution retirement plan for our U.K. employees provides that we make annual contributions in an amount equal to the employee's contributions generally up to a maximum percentage of the employee's defined compensation per year. Our contribution during 2022, 2021 and 2020 for employees working in the U.K. sector of the North Sea was 4%, 4% and 6%, respectively, of the employee’s defined compensation. Our provision for contributions was $0.9 million, $0.6 million, $0.3 million and $1.8 million for the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020, respectively.

The defined contribution retirement plan for our TCN employees (or the International Savings Plan) is similar to the 401k Plan. During the Predecessor year 2020, we matched 100% of the first 5% of each employee’s qualifying annual compensation contributed to the International Savings Plan, but ceased matching contributions effective November 2020. Employer matching contributions were resumed in 2022, matching 50% of the first 6% of each employee's qualifying annual compensation contributed to the International Savings Plan. For the Successor periods for the year ended December 31, 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020, our provision for contributions was $0.8 million, $0, $0 and $0.2 million, respectively.

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

18. Segments and Geographic Area Analysis

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At December 31, 2022, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

The following tables provide information about disaggregated revenue by equipment-type and country (in thousands):

	Successor
	Year Ended December 31, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$322,021	$75,069	$397,090
Senegal	154,574	11,929	166,503
Australia	92,939	14,082	107,021
United Kingdom	66,116	8,478	74,594
Brazil	80,185	—	80,185
Myanmar	8,909	6,976	15,885
Total	$724,744	$116,534	$841,278

	Successor
	Period from April 24, 2021 through December 31, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$194,912	$55,471	$250,383
Senegal	48,758	10,110	58,868
Australia	95,601	15,132	110,733
United Kingdom	55,245	3,859	59,104
Brazil	42,215	—	42,215
Myanmar	28,597	6,166	34,763
Total	$465,328	$90,738	$556,066

	Predecessor
	Period from January 1, 2021 through April 23, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$93,215	$7,048	$100,263
Australia	17,031	4,697	21,728
United Kingdom	27,967	2,300	30,267
Brazil	3,421	—	3,421
Myanmar	11,730	1,970	13,700
Total	$153,364	$16,015	$169,379

	Predecessor
	Year Ended December 31, 2020
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$321,150	$13,262	$334,412
Australia	63,876	13,271	77,147
United Kingdom	112,121	8,929	121,050
Brazil	155,436	(18)	155,418
Malaysia (1)	40,170	5,490	45,660
Total	$692,753	$40,934	$733,687

(1)
Revenue earned by the Ocean Monarch during a standby period in Malaysia while awaiting clearance to begin operations in Myanmar waters.

The following table presents the locations of our long-lived tangible assets by country as of December 31, 2022, 2021 and 2020. A substantial portion of our assets is comprised of rigs that are mobile and, therefore, asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods and may vary from period to period due to the relocation of rigs. In circumstances where our drilling rigs were in transit at the end of a calendar year, they have been presented in the tables below within the country in which they were expected to operate (in thousands).

	Successor		Predecessor
	December 31,	December 31,	December 31,
	2022	2021 (1) (2)	2020 (2)
Drilling and other property and equipment, net:
United States	$362,813	$559,288	$2,162,488
International:
Senegal	352,655	188,694	—
United Kingdom	256,837	98,338	248,500
Australia	91,089	106,173	722,389
Brazil	69,596	76,383	87,543
Spain (3)	—	142,930	686,436
Myanmar	—	2,258	207,451
Other countries (4)	8,918	1,831	8,002
	779,095	616,607	1,960,321
Total	$1,141,908	$1,175,895	$4,122,809

(1)
Balances reflect a fair value adjustment to “Drilling and other property and equipment” and the elimination of accumulated depreciation aggregating $(2,712.1) million. In addition, the adjustment reflects the fair value adjustment of $(8.4) million to the BOP finance lease assets by setting the ROU assets equal to the ROU liabilities less the prepaid amounts. See Note 3 “Fresh Start Accounting.”
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
(3)
The Ocean GreatWhite was relocated to the U.K. in 2022 for reactivation and contract preparation activities.
(4)
Countries with long-lived assets that individually comprise less than 5% of total drilling and other property and equipment, net of accumulated depreciation.

Major Customers

Our customer base includes major and independent oil and gas companies and government-owned oil companies. Revenues from our major customers for the Successor periods comprising the year ended December 31, 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor periods from January 1, 2021 through April 23, 2021 and the year ended December 31, 2020 that contributed more than 10% of our total revenues are as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	April 24, 2021 through	January 1, 2021 through	Year Ended
Customer	December 31, 2022	December 31, 2021	April 23, 2021	December 31, 2020
BP	33.1%	25.4%	39.8%	20.6%
Woodside	29.7%	22.4%	0.5%	7.0%
Petróleo Brasileiro S.A.	9.5%	7.6%	2.0%	21.2%
Shell	4.1%	5.1%	9.2%	10.1%
Occidental	3.9%	11.5%	21.4%	20.1%
Hess Corporation	—	—	—	10.7%

19. Subsequent Event

On February 10, 2023, Apache Beryl I Limited (or Apache) verbally informed us that it intends to exercise its option to terminate its drilling contract for the Ocean Patriot. In accordance with the terms of the drilling contract, the Ocean Patriot will continue to perform services under the contract until at least July 2023. Pursuant to the contract, upon cancellation Apache is obligated to pay an early termination fee of $12.5 million.

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2022. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2022, our internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers is reported under the caption “Information About Our Executive Officers” in Item 1 of Part I of this report.

Additional information required by this item can be found in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2022 (or 2023 Proxy Statement) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item can be found in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item can be found in our 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item can be found in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item can be found in our 2023 Proxy Statement and is incorporated herein by reference.

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

3.1	Third Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on April 29, 2021).

3.2	Third Amended and Restated Bylaws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 10, 2023).

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

4.2*	Description of Diamond Offshore Drilling, Inc.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.14+

Amendment No. 1, dated as of February 10, 2022, to Restricted Stock Award Agreement, dated as of May 8, 2021, between Diamond Offshore Drilling, Inc. and Bernie Wolford, Jr. with respect to the performance-vesting award (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.15+	Supplemental Severance Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 3, 2021).

10.16+	Specimen Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 11, 2022).

10.17+	Specimen Executive Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 11, 2022).

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

10.20+*	Form of 2022 Short-Term Incentive Plan Participation Letter.

10.21+*	Form of Time-Vesting Restricted Stock Unit Award Agreement.

10.22+*	Form of Executive Performance-Vesting Restricted Stock Unit Award Agreement.

10.23+*	Form of Non-Employee Director Restricted Stock Unit Award Agreement.

21.1*	List of Subsidiaries of Diamond Offshore Drilling, Inc.

23.1*	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (set forth on the signature page hereof).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

99.1

Confirmation Order of the United States Bankruptcy Court for the Southern District of Texas, dated April 8, 2021 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on April 14, 2021).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed or furnished herewith.

** Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

+ Management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

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

Signature	Title	Date

/s/ BERNIE WOLFORD, JR.	Director, President and Chief Executive Officer	February 28, 2023
Bernie Wolford, Jr.	(Principal Executive Officer)

/s/ DOMINIC A. SAVARINO	Senior Vice President and Chief Financial Officer	February 28, 2023
Dominic A. Savarino	(Principal Financial Officer and Principal Accounting Officer)

/s/ NEAL P. GOLDMAN	Chairperson of the Board	February 28, 2023
Neal P. Goldman

/s/ BENJAMIN C. DUSTER, IV	Director	February 28, 2023
Benjamin C. Duster, IV

/s/ JOHN H. HOLLOWELL	Director	February 28, 2023
John H. Hollowell

/s/ RAJ IYER	Director	February 28, 2023
Raj Iyer

/s/ ANE LAUNY	Director	February 28, 2023
Ane Launy

/s/ PATRICK CAREY LOWE	Director	February 28, 2023
Patrick Carey Lowe

/s/ ADAM C. PEAKES	Director	February 28, 2023
Adam C. Peakes