Form 10-Q
period 2023-03-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2023-05-09
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

As of May 5, 2023 Common stock, $0.0001 par value per share 101,357,868 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$18,552	$63,041
Restricted cash	22,776	34,293
Accounts receivable	187,674	177,675
Less: allowance for credit losses	(5,656)	(5,622)
Accounts receivable, net	182,018	172,053
Prepaid expenses and other current assets	60,633	48,695
Asset held for sale	1,000	—
Total current assets	284,979	318,082
Drilling and other property and equipment, net of
accumulated depreciation	1,140,800	1,141,908
Other assets	85,350	67,966
Total assets	$1,511,129	$1,527,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,631	$47,647
Accrued liabilities	159,100	166,785
Taxes payable	30,315	30,264
Current finance lease liabilities	17,297	16,965
Total current liabilities	259,343	261,661
Long-term debt	345,750	360,644
Noncurrent finance lease liabilities	126,983	131,393
Deferred tax liability	1,394	700
Other liabilities	86,822	93,888
Commitments and contingencies (Note 7)
Total liabilities	820,292	848,286
Stockholders’ equity:
Preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022)	—	—
Common stock (par value $0.0001, 750,000 shares authorized; 101,933 shares issued and 101,358 shares outstanding at March 31, 2023 and 101,884 shares issued and 101,320 shares outstanding at December 31, 2022)	10	10
Additional paid-in capital	968,539	964,467
Treasury stock	(4,386)	(4,252)
Accumulated deficit	(273,326)	(280,555)
Total stockholders’ equity	690,837	679,670
Total liabilities and stockholders’ equity	$1,511,129	$1,527,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Contract drilling	$214,383	$150,252
Revenues related to reimbursable expenses	17,638	35,987
Total revenues	232,021	186,239
Operating expenses:
Contract drilling, excluding depreciation	173,490	144,902
Reimbursable expenses	17,213	35,613
Depreciation	27,906	26,952
General and administrative	19,585	16,732
Gain on disposition of assets	(1,213)	(4,044)
Total operating expenses	236,981	220,155
Operating loss	(4,960)	(33,916)
Other income (expense):
Interest income	7	1
Interest expense, net of amounts capitalized	(12,040)	(8,325)
Foreign currency transaction loss	(1,271)	(2,129)
Other, net	(152)	1,362
Loss before income tax benefit	(18,416)	(43,007)
Income tax benefit	25,645	8,653
Net income (loss)	$7,229	$(34,354)
Income (loss) per share, Basic and Diluted	$0.07	$(0.34)
Weighted-average shares outstanding, Basic	101,331	100,075
Weighted-average shares outstanding, Diluted	103,936	100,075

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2023

				Retained
			Additional	Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
January 1, 2023	101,320	$10	$964,467	$(280,555)	564	$(4,252)	$679,670
Net income	—	—	—	7,229	—	—	7,229
Stock-based compensation, net of tax	38	—	4,072	—	11	(134)	3,938
March 31, 2023	101,358	$10	$968,539	$(273,326)	575	$(4,386)	$690,837

	Three Months Ended March 31, 2022
				Retained
			Additional	Earnings	Total
	Common Stock		Paid-In	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
January 1, 2022	100,075	$10	$945,039	$(177,344)	$767,705
Net loss	—	—	—	(34,354)	(34,354)
Stock-based compensation, net of tax	—	—	4,472	—	4,472
March 31, 2022	100,075	$10	$949,511	$(211,698)	$737,823

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$7,229	$(34,354)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	27,906	26,952
Gain on disposition of assets	(1,213)	(4,044)
Deferred tax provision	(14,457)	(5,217)
Stock-based compensation expense	4,414	4,531
Contract liabilities, net	297	(13,411)
Contract assets, net	(270)	(334)
Deferred contract costs, net	(2,560)	1,850
Collateral deposits	—	(1,482)
Other assets, noncurrent	(400)	(302)
Other liabilities, noncurrent	1,883	2,992
Other	706	418
Changes in operating assets and liabilities:
Accounts receivable	(15,023)	26,909
Prepaid expenses and other current assets	(4,229)	1,378
Accounts payable and accrued liabilities	(7,796)	11,129
Taxes payable	(4,664)	(7,957)
Net cash (used in) provided by operating activities	(8,177)	9,058
Investing activities:
Capital expenditures	(29,413)	(20,046)
Proceeds from disposition of assets, net of disposal costs	663	5,045
Net cash used in investing activities	(28,750)	(15,001)
Financing activities:
Borrowings under revolving credit facility	—	20,000
Repayments under revolving credit facility	(15,000)	—
Principal payments of finance lease liabilities	(4,079)	(3,813)
Net cash (used in) provided by financing activities	(19,079)	16,187
Net change in cash, cash equivalents and restricted cash	(56,006)	10,244
Cash, cash equivalents and restricted cash, beginning of period	97,334	62,729
Cash, cash equivalents and restricted cash, end of period	$41,328	$72,973

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited condensed consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “Company,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (or GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for annual financial statements. The condensed consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Diamond Offshore’s condensed consolidated balance sheets, statements of operations, statements of stockholders’ equity and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

Restricted Cash

We maintain a restricted cash bank account which is subject to restrictions pursuant to a management services agreement with an offshore drilling company. See Note 2 “Revenue from Contracts with Customers.”

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities. At March 31, 2023 and December 31, 2022, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

Asset Held for Sale

We reported the $1.0 million carrying value of the Ocean Monarch as “Asset held for sale” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2023. A broker has been engaged to assist in marketing the rig for sale.

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

Revenues Related to Managed Rigs

We are participants in an arrangement with an offshore drilling company whereby we provide management and marketing services (or the MSA) for certain of its rigs. Per the MSA, for stacked rigs we earn a daily service fee and are entitled to reimbursement of direct costs incurred in accordance with the agreement. The daily service fee revenue is recognized in line with the contractual rate billed for the services provided and is reported in “Contract Drilling Revenue” in our unaudited Condensed Consolidated Statements of Operations. We record the revenue relating to reimbursed expenses at the gross amount incurred and billed to the rig owner, as “Revenues related to reimbursable expenses” in our unaudited Condensed Consolidated Statements of Operations. In April 2023, we received notice of termination of the marketing arrangement for the managed rigs, which will be effective in the third quarter of 2023. However, termination of the marketing arrangement does not impact the management services that we provide under the MSA.

The managed rigs West Auriga and West Vela commenced operations in the U.S. Gulf of Mexico (or GOM) in March 2022 and October 2022, respectively.

Upon commencement of drilling operations, the MSA for both rigs was suspended and replaced by a charter agreement for the duration of the drilling contracts. We entered into the drilling contract directly with the customer and recognize revenue under the terms of the contract. We report such revenue as “Contract drilling” in our unaudited Condensed Consolidated Statements of Operations. In addition, we have determined that the charter arrangement is an operating lease, and the related charter fee has been reported as lease expense within "Contract drilling, excluding depreciation" in our unaudited Condensed Consolidated Statements of Operations.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities related to our contracts with customers (in thousands):

	March 31,	December 31,
	2023	2022
Trade receivables	$179,083	$155,956
Current contract assets (1)	411	141
Current contract liabilities (deferred revenue) (1)	(12,298)	(11,513)
Noncurrent contract liabilities (deferred revenue) (1)	—	(487)
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

Changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2023	$141
Contract liabilities at January 1, 2023	(12,000)
Net balance at January 1, 2023	(11,859)
Decrease due to amortization of revenue included in the beginning contract liability balance	3,626
Increase due to cash received, excluding amounts recognized as revenue during the period	(3,676)
Increase due to revenue recognized during the period but contingent on future performance	22
Net balance at March 31, 2023	$(11,887)
Contract assets at March 31, 2023	$411
Contract liabilities at March 31, 2023	(12,298)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of March 31, 2023 (in thousands):

	For the Years Ending December 31,
	2023 (1)	2024	Total
Mobilization and contract preparation revenue	$3,241	$898	$4,139
Capital modification revenue	6,909	1,249	8,158
Demobilization and other deferred revenue	(338)	—	(338)
Total	$9,812	$2,147	$11,959
(1)
Represents the nine-month period beginning April 1, 2023.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied certain disclosure practical expedients and, accordingly, have excluded estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

3. Supplemental Financial Information

Unaudited Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Trade receivables	$179,083	$155,956
Value added tax receivables	5,355	6,075
Federal income tax receivables	1,093	9,450
Related party receivables	51	73
Other	2,092	6,121
	187,674	177,675
Allowance for credit losses	(5,656)	(5,622)
Total	$182,018	$172,053

The allowance for credit losses at March 31, 2023 and December 31, 2022 represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 4 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid taxes	$21,756	$16,922
Deferred contract costs	17,235	14,373
Prepaid rig costs	4,337	4,001
Rig spare parts and supplies	3,890	5,091
Prepaid insurance	2,493	3,022
Software maintenance agreements and subscriptions	1,919	1,212
Deferred survey costs	1,104	838
Current contract assets	411	141
Other	7,488	3,095
Total	$60,633	$48,695

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Rig operating costs	$39,811	$39,288
Contract advances	36,036	52,743
Payroll and benefits	29,032	29,408
Deferred revenue	12,298	11,513
Accrued capital project/upgrade costs	11,697	8,419
Current operating lease liability	10,612	13,480
Personal injury and other claims	5,267	3,738
Shorebase and administrative costs	4,820	4,365
Deposit for equipment sale	4,368	1,670
Interest payable	3,942	1,897
Other	1,217	264
Total	$159,100	$166,785

Unaudited Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Accrued but unpaid capital expenditures at period end	$11,697	$5,555
Common stock withheld for payroll tax obligations (1)	134	—
Cash interest payments	7,488	3,258
Cash income taxes paid, net of (refunds):
Foreign	1,258	1,114
U.S. Federal	(8,966)	—

(1)
Represents the cost of 10,946 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock during the three-month period ended March 31, 2023, which is presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2023.

4. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. The market for our services is the offshore oil and gas industry, and our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At March 31, 2023, we believed that we had potentially significant concentrations of credit risk due to the number of rigs we had contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. At March 31, 2023, we had not required any credit enhancements by our customers or required any to pay for services in advance. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At March 31, 2023, $7.6 million in trade receivables were considered past due by 30 days or more, of which $5.5 million have been fully reserved. The remaining $2.1 million were less than a year past due. We are working with our customers to resolve any billing issues and expect that the outstanding receivables will be collected or resolved.

Pursuant to Financial Accounting Standards Board ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and its related amendments (or collectively, CECL), we have reviewed our historical credit loss experience over a look-back period of ten years, which we deem to be representative of both up-turns and down-cycles in the offshore drilling industry. Based on this review, we developed a credit loss factor using a weighted-average ratio of our actual credit losses to revenues during the look-back period. In addition, we also considered current and future anticipated economic conditions in determining our credit loss factor, including crude oil prices and liquidity of credit markets. In applying the requirements of CECL, we segregated our trade receivables into three credit loss risk pools based on customer credit ratings, each of which represents a tier of increasing credit risk. We calculated a credit loss factor based on historical loss rate information and then applied a multiple of our credit loss factor to each of these risk pools, considering the impact of current and future economic information and the level of risk associated with these pools, to calculate our current estimate of credit losses. Trade receivables that are fully covered by allowances for credit losses are excluded from these risk pools for purposes of calculating our current estimate of credit losses.

For purposes of calculating our current estimate of credit losses at March 31, 2023 and December 31, 2022, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period. Our current estimate of credit losses under CECL was $0.2 million at both March 31, 2023 and December 31, 2022. Our total allowance for credit losses was $5.7 million and $5.6 million at March 31, 2023 and December 31, 2022, respectively. See Note 3 “Supplemental Financial Information.”

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

Assets and liabilities measured at fair value are summarized below (in thousands).

	March 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Liabilities at Fair Value	Total Losses for Three Months Ended (1)
Recurring fair value measurements:
Liability-classified Director restricted stock units	$(1,607)	$—	$—	$(1,607)	$(219)

(1)
Represents an increase in stock compensation expense due to the “marking-to-market” of liability-classified restricted stock units granted to our non-employee directors.

	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Liabilities at Fair Value	Total Losses for Year Ended (1)
Recurring fair value measurements:
Liability-classified Director restricted stock units	$(1,258)	$—	$—	$(1,258)	$(230)

(1)
Represents an increase in stock compensation expense due to the “marking-to-market” of liability-classified restricted stock units granted to our non-employee directors.

We believe that the carrying amounts of our other financial assets and liabilities (excluding our Exit Term Loans and First Lien Notes (each as defined below in Note 6 “Long-Term Debt”)), which are not measured at fair value in our unaudited Condensed Consolidated Balance Sheets, approximate fair value based on the following assumptions:

•
Cash and cash equivalents and restricted cash – The carrying amounts approximate fair value because of the short maturity of these instruments.
•
Accounts receivable and accounts payable – The carrying amounts approximate fair value based on the nature of the instruments.
•
Exit RCF borrowings – The carrying amount of borrowings under our Exit RCF (as defined below in Note 6 “Long-Term Debt”) approximates fair value since the variable interest rates are tied to current market rates and the applicable margins represent market rates.

Our long-term debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, our long-term debt would be considered Level 2 liabilities. The fair value of these instruments was derived using valuation specialists at March 31, 2023 and December 31, 2022.

Fair values and related carrying values of our long-term debt are shown below (in millions).

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exit Term Loans	$90.9	$100.0	$91.1	$100.0
First Lien Notes	82.4	85.3	78.3	85.3

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

5. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2023	2022
Drilling rigs and equipment	$1,148,468	$1,126,793
Finance lease right of use asset	174,571	174,571
Land and buildings	10,001	10,001
Office equipment and other	2,622	2,515
Cost	1,335,662	1,313,880
Less: accumulated depreciation	(194,862)	(171,972)
Drilling and other property and equipment, net	$1,140,800	$1,141,908

6. Long-Term Debt

At March 31, 2023 and December 31, 2022, the carrying value of our long-term debt (or Exit Debt), net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

	March 31,	December 31,
	2023	2022
Borrowings under Exit RCF	$162,478	$177,478
Exit Term Loans	99,229	99,190
First Lien Notes	84,043	83,976
Total Exit Debt, net	$345,750	$360,644

The Exit Revolving Credit Agreement (as defined below) obligates Diamond Offshore Drilling, Inc., the borrower thereunder and their respective restricted subsidiaries to comply with certain financial maintenance covenants as specified in the Exit Revolving Credit Agreement. The Exit Revolving Credit Agreement and Exit Term Loan Credit Agreement (as defined below) and the indenture governing our 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or First Lien Notes) contain negative covenants that limit, among other things, the ability of Diamond Offshore Drilling, Inc., the applicable borrower thereunder and their respective restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness; (ii) create, incur or assume liens; (iii) make investments; (iv) merge or consolidate with or into any other person or undergo certain other fundamental changes; (v) transfer or sell assets; (vi) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (vii) enter into transactions with certain affiliates; (viii) repay, redeem or amend certain indebtedness; (ix) sell stock of its subsidiaries; or (x) enter into certain burdensome agreements. These negative covenants are subject to a number of important limitations and exceptions.

Additionally, these agreements contain other covenants, representations and warranties and events of default that are customary for financings of this type. At March 31, 2023, we were in compliance with all covenants under the Exit Revolving Credit Agreement and other Exit Debt.

Exit Revolving Credit Agreement

On April 23, 2021, we entered into a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility and includes an aggregate of $50.0 million of commitments for the issuance of letters of credit thereunder (or the Exit RCF). The Exit RCF is scheduled to mature on April 22, 2026.

Borrowings under the Exit RCF may be used to finance capital expenditures, for working capital and other general corporate purposes. Availability of borrowings under the Exit RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings, as provided in the Exit Revolving Credit Agreement. At March 31, 2023, we had borrowings outstanding of $162.5 million under the Exit RCF, including $3.5 million in payment-in-kind loans, and $19.4 million had been utilized for the issuance of letters of credit. The weighted average interest rate on the combined borrowings outstanding under the Exit RCF at March 31, 2023 was 9.08%.

At May 5, 2023, we had borrowings of $182.5 million outstanding under the Exit RCF and had utilized $19.3 million for the issuance of letters of credit. As of May 5, 2023, approximately $201.6 million was available for borrowings or the issuance of letters of credit under the Exit RCF, subject to its terms and conditions.

Exit Term Loan Credit Agreement

Our senior secured term loan credit agreement (or the Exit Term Loan Credit Agreement) provides for a $100.0 million senior secured term loan credit facility which is scheduled to mature on April 22, 2027. At March 31, 2023,

$100.0 million was drawn under the facility (or the Exit Term Loans), and the interest rate applicable to borrowings outstanding under the Exit Term Loan Credit Agreement was 10.84%.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for certain of these taxes and the related penalties and interest and, accordingly, have recorded a $12.6 million and $12.4 million liability at March 31, 2023 and December 31, 2022, respectively, in “Other liabilities” in our unaudited Condensed Consolidated Balance Sheets. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations and cash flows.

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

Personal Injury Claims. Under our current insurance policies, we generally self-insure $1.0 million to $5.0 million per occurrence, depending on jurisdiction, with respect to personal injury claims not related to named windstorms in the U.S. Gulf of Mexico, which primarily result from Jones Act liability in the U.S. Gulf of Mexico. Depending on the nature, severity, and frequency of claims that might arise during the policy year, if the aggregate level of claims exceed certain thresholds, we may self-insure up to $100.0 million for each subsequent occurrence.

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2023, our estimated liability for personal injury claims was $18.4 million, of which $5.3 million and $13.1 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2022, our estimated liability for personal injury claims was $18.3 million, of which $3.7 million and $14.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•
the severity and volume of personal injuries claimed;
•
the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•
inconsistent court decisions; and
•
the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At March 31, 2023, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Services Agreement. In February 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $27.0 million in 2023.

In addition, we lease Well Control Equipment for our drillships under ten-year finance leases that commenced in 2016 that also include an option to purchase the leased equipment at the end of the respective lease term.

Letters of Credit and Other. We were contingently liable as of March 31, 2023 in connection with approximately $19.4 million in certain tax, supersedeas, VAT and customs bonds that have been issued on our behalf. The letter of credit collateralizing these bonds was issued under the Exit RCF and cannot require additional collateral except in events of default.

8. Earnings (Loss) Per Share

We compute basic earnings (loss) per share by dividing net income (loss) available to holders of our common stock by the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue our common stock (common stock equivalents) were exercised or converted into common stock. Basic and diluted earnings per share (or EPS) was calculated in accordance with the treasury stock method, and includes all potentially dilutive stock equivalents, including warrants, restricted stock awards, restricted stock unit awards and performance stock unit awards.

For periods in which a net loss available to holders of our common stock exists, no amounts are allocated to non-vested share awards, as the inclusion of such amounts would be antidilutive.

A reconciliation of the numerators and denominators of our basic and diluted EPS computations are summarized as follows (in thousands).

	Three Months Ended March 31,
	2023	2022
Net income (loss) – basic and diluted numerator	$7,229	$(34,354)
Weighted average shares – basic (denominator):	101,331	100,075
Dilutive effect of stock-based awards	2,605	—
Weighted average shares including conversions – diluted (denominator)	103,936	100,075

As of March 31, 2023, we had 7.5 million stock warrants outstanding (or Warrants) to purchase shares of our common stock that were exercisable for one share of common stock per Warrant at an exercise price of $29.22. The Warrants are exercisable until they expire on April 23, 2026. The presumed exercise of these Warrants into shares of our common stock would have an antidilutive effect as the exercise price per warrant exceeded the average price of our common stock and have been excluded from the computation of EPS for all periods presented.

The computation of EPS for the three-month period ended March 31, 2023 excludes non-vested stock-based awards of 349,784 shares, as the inclusion of such would have been antidilutive for the periods.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2023, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed during the periods presented, which may not be indicative of where the rigs are currently located.

The following tables provide information about disaggregated revenue by country (in thousands):

	Three Months Ended March 31, 2023
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$104,581	$12,557	$117,138
Senegal	52,131	3,181	55,312
Brazil	20,660	—	20,660
Australia	19,309	840	20,149
United Kingdom	17,702	1,060	18,762
Total	$214,383	$17,638	$232,021

	Three Months Ended March 31, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$76,283	$26,239	$102,522
Senegal	27,116	1,746	28,862
Brazil	19,266	—	19,266
Australia	15,697	2,604	18,301
United Kingdom	2,306	1,428	3,734
Myanmar	9,584	3,970	13,554
Total	$150,252	$35,987	$186,239

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022. References to “Diamond Offshore,” “Company,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 14 floater rigs (four owned drillships, eight owned semisubmersibles and two managed rigs). See “– Market Overview.”

Market Overview

As we progressed into the first quarter of 2023, commodity prices remained elevated as a result of ongoing demand recovery from the COVID-19 pandemic, continued supply disruptions from the Russia/Ukraine conflict, OPEC+ supply restraint and limited U.S. production growth. Oil and natural gas benchmark prices are expected to remain volatile given the current global economic uncertainty and geopolitical events affecting supply and demand. Recent OPEC+ supply decisions have prompted a rebound in oil prices after hitting a 16-month low in mid-March 2023. Over the near-to-medium term, commodity prices are expected to remain at levels that are supportive of investment in deepwater exploration and development projects. As of May 3, 2023, dated Brent crude oil prices for the remainder of 2023 and 2024 were in the $70-per-barrel range.

The structural upcycle in the offshore drilling sector continues to be supported by strong cash flows realized by oil and gas companies, continuing expectations for growing demand, and breakeven costs well below current oil price forecasts. These factors are prompting a significant recovery in offshore upstream capital expenditures after more than eight years of underinvestment. According to industry reports, analysts expect offshore upstream capital expenditures spend to increase approximately 10% year over year, on average, from 2023 to 2025, approaching $200 billion by 2025 with exploration capital expenditures growing to 15 percent of the total.

The positive dynamics of increased offshore spending and the push for diversity of supply have expanded demand for floating drilling rigs. According to S&P Global, new tender demand for floating drilling rigs for the twelve months ended March 31, 2023 reached its highest level since 2012. Several multi-year tenders for work in Brazil, West Africa, Asia and Australia are expected to be awarded in the coming months. Looking ahead, some industry sources estimate that demand for floating drilling rigs will grow by 8% year over year, on average, from 2023 to 2025. Industry reports show that, in the first quarter of 2023, utilization for floating drilling rigs increased for the ninth consecutive quarter, further strengthening the favorable environment for deepwater dayrates. Upward trends in rig dayrates have prompted additional transactions for stranded rigs and further reactivations of stacked units during the first quarter of 2023. While these events may increase future active rig supply, we do not expect this to have a material impact on the overall supply/demand balance for drilling rigs as additional upstream capital spending continues to drive demand higher. Further, supply chain constraints and inflationary pressures could limit the pace at which these added rigs return to the market. Inflationary pressures remain elevated, despite policy tightening by major central banks and a moderating pace of world economic expansion, which may create upward pressure on operating expenses for offshore drillers.

In addition to market factors, customer capital allocation decisions will continue to affect demand for our services. Investment mixes over time, coupled with energy demand and regulatory measures, could adversely impact demand for offshore drilling services in the long term. Notwithstanding this possibility, global energy demand continues to be strong while energy supply growth remains constrained. We expect increased investment in both traditional and renewable sources of energy to be required in the future, much of which we expect to be invested in finding and producing hydrocarbons in the offshore segment. Oil and gas are expected to remain the largest sources of energy in the foreseeable future.

See “– Contract Drilling Backlog” for future commitments of our rigs during the remainder of 2023 through 2027.

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

The following table reflects our contract drilling backlog as of April 1, 2023 (based on information available at that time), January 1, 2023 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2022), and April 1, 2022 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022) (in millions).

	April 1, 2023 (1)	January 1, 2023 (1)	April 1, 2022 (1) (2)
Contract Drilling Backlog	$1,596	$1,788	$1,152

(1)
Includes contract backlog of $256.8 million, $307.7 million and $116.0 million at April 1, 2023, January 1, 2023 and April 1, 2022, respectively, attributable to customer drilling contracts secured for rigs managed, but not owned, by us. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.
(2)
Previously reported contract backlog at April 1, 2022 included $86.2 million attributable to the term of a contract for the Ocean Patriot for which the customer has executed its right to terminate the drilling contract.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of April 1, 2023 (in millions).

	For the Years Ending December 31,
	Total	2023 (1)	2024	2025	2026	2027
Contract Drilling Backlog (2)	$1,596	$711	$526	$152	$106	$101

(1)
Represents the nine-month period beginning April 1, 2023.
(2)
Includes contract backlog of $218.5 million and $38.3 million in the remainder of 2023 and in 2024, respectively, attributable to customer drilling contracts secured for two rigs managed under an arrangement with an offshore drilling company whereby we provide management services (or the MSA) for certain of its rigs. We have entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.

The following table reflects the percentage of rig days per year committed as of April 1, 2023. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2023 (1)	2024	2025	2026	2027
Percentage of Rig Days Committed (2)	69%	38%	11%	8%	8%

(1)
Represents the nine-month period beginning April 1, 2023.
(2)
As of April 1, 2023, includes approximately 205 rig days currently known and scheduled for shipyard projects, including capital upgrades, surveys and contract preparation activities in the remainder of 2023.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Regulatory Surveys and Planned Downtime. We perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs and an intermediate survey, which is performed every two-and-one-half years, for our North Sea rigs. Our operating income is negatively impacted when we perform these required regulatory surveys due to planned downtime during the inspection period. Our operating income is also reduced by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the remainder of 2023, we expect to incur approximately 205 days of planned downtime, including approximately 104 days for a maintenance project to meet regulatory requirements for the Ocean Apex and approximately 101 days for capital modifications and contract preparation activities for the Ocean Courage. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, repairs, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico, as defined by the relevant insurance policy. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial condition, results of operations and cash flows. Under our current insurance policy, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $10.0 million per occurrence. In addition, we currently carry loss-of-hire insurance on our owned rigs to cover lost cash flow when a rig is damaged (other than when caused by named windstorms in the U.S. Gulf of Mexico).

In addition, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, collisions, and wreck removals, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Under these marine liability policies, we generally self-insure $1.0 million to $5.0 million per occurrence, depending on jurisdiction, but up to $25.0 million for liabilities arising out of named windstorms in the U.S. Gulf of Mexico. Depending on the nature, severity, and frequency of claims that might arise during the policy year, if the aggregate level of claims exceeds certain thresholds, we may self-insure up to $100.0 million for each subsequent occurrence.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 “General Information” of our notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. We believe that R-E days provide a comparative measurement of the activity level of our fleet, rig utilization is an indicator of our ability to secure work for and the operational efficiency of our fleet and average daily revenue provides a comparative measure for our revenue-earning performance. We utilize these performance indicators in the review of our business and operating results and believe these are useful metrics for investors to utilize in evaluating our performance. The tables presented below include these three key performance indicators and other comparative data relating to our revenues and operating expenses for the respective periods (in thousands, except days, daily amounts and percentages) for the three-month periods ended March 31, 2023, December 31, 2022 and March 31, 2022.

Results for the Three-Month Periods Ended March 31, 2023, December 31, 2022 and March 31, 2022

	Three Months Ended
	March 31,	December 31,	March 31,
	2023	2022	2022
REVENUE-EARNING DAYS (1)	789	836	668
UTILIZATION (2)	63%	65%	53%
AVERAGE DAILY REVENUE (3)	$271,700	$248,600	$224,900

CONTRACT DRILLING REVENUE	$214,383	$207,752	$150,252
REVENUE RELATED TO REIMBURSABLE EXPENSES	17,638	15,512	35,987
TOTAL REVENUES	$232,021	$223,264	$186,239
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$173,490	$178,363	$144,902
REIMBURSABLE EXPENSES	$17,213	$15,030	$35,613
OPERATING INCOME (LOSS)
Contract drilling services, net	$40,893	$29,389	$5,350
Reimbursable expenses, net	425	482	374
Depreciation	(27,906)	(24,764)	(26,952)
General and administrative expense	(19,585)	(17,391)	(16,732)
Gain on disposition of assets	1,213	93	4,044
Total Operating Loss	$(4,960)	$(12,191)	$(33,916)
Other income (expense):
Interest income	7	6	1
Interest expense, net of amounts capitalized	(12,040)	(11,631)	(8,325)
Foreign currency transaction gain	(1,271)	(2,738)	(2,129)
Other, net	(152)	(220)	1,362
Loss before income tax benefit (expense)	(18,416)	(26,774)	(43,007)
Income tax benefit (expense)	25,645	(25,664)	8,653
NET INCOME (LOSS)	$7,229	$(52,438)	$(34,354)

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

Three Months Ended March 31, 2023 Compared to Three Months Ended December 31, 2022

Contract Drilling Revenue. Contract drilling revenue increased $6.6 million during the three months ended March 31, 2023 compared to the three months ended December 31, 2022, primarily due to higher average daily revenue earned ($18.3 million), partially offset by the impact of fewer R-E days ($11.7 million).

Average daily revenue earned during the first quarter of 2023 increased, quarter-over-quarter, primarily due to a higher dayrate earned by the Ocean BlackHornet, which commenced operating under a two-year contract extension in mid-first quarter 2023. Our first quarter results also included the Ocean GreatWhite, which commenced drilling operations in the North Sea after completion of its reactivation that began in the third quarter of 2022 and the Ocean Endeavor which returned to service after an extended shipyard period at the end of 2022.

The reduction in R-E days in the first quarter of 2023, compared to the fourth quarter of 2022, was primarily the result of downtime associated with the Ocean Endeavor’s shipyard project (20 fewer R-E days), the earlier than expected contract completion for the managed rig West Vela (16 fewer R-E days) and other net incremental downtime across the remaining fleet (11 fewer R-E days).

Revenue Related to Reimbursable Expenses. During the first quarter of 2023, we recognized gross reimbursable revenue and expenses of $17.6 million, including $6.4 million earned under the MSA. Gross reimbursable revenue and expenses for the fourth quarter of 2022 were $15.5 million and included $0.7 million earned under the MSA.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation decreased $4.9 million during the first quarter of 2023 compared to the fourth quarter of 2022. Costs for the 2023 quarter reflected lower contract drilling expense for the Ocean Onyx, which was cold stacked in the fourth quarter of 2022, and reductions due to the deferral of contract preparation costs associated with the Ocean GreatWhite’s contract in the North Sea. This favorable reduction in contract drilling expense was partially offset by higher personnel-related costs in the first quarter of 2023 due to a change in estimate that resulted in the reversal of accrued benefit costs in the fourth quarter of 2022 related to our Senegal operations. In addition, results for the first quarter of 2023 included mobilization costs for the Ocean Apex and Ocean Endeavor, which were preparing for and completing shipyards, respectively.

General and Administrative Expense. General and administrative expense for the first quarter of 2023 increased by $2.2 million compared to the fourth quarter of 2022, primarily due to increased personnel costs and professional fees.

Income Tax Benefit. We estimate our annual effective tax rate (or AETR) for continuing operations in recording our interim quarterly income tax provision considering the various jurisdictions in which we operate. Discrete tax adjustments are excluded from the computation of the AETR and recorded in the quarter in which they occur.

We recorded a net income tax benefit of $25.6 million (139.2% effective tax rate) for the three months ended March 31, 3023, inclusive of a $3.2 million benefit reflecting remeasurement of unrecognized tax benefits that was principally due to continued devaluation of the Egyptian pound. For the three months ended December 31, 2022, we recorded net income tax expense of $25.7 million (negative 95.9% effective tax rate). The higher effective tax rate for the first quarter of 2023 reflects our domestic and international jurisdictional mix of estimated pre-tax income and losses.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Contract Drilling Revenue. Contract drilling revenue increased $64.1 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Comparing the periods, the increase in contract drilling revenue was attributable to a 121-day increase in R-E days ($27.1 million), combined with the effect of higher average daily revenue earned ($37.0 million).

The increase in R-E days was primarily due to fewer downtime days during the first quarter of 2023, compared to the first quarter of 2022, attributable to a reduction in downtime for the warm stacking of rigs between contracts (84 incremental R-E days) and inspections and repairs (76 incremental R-E days). R-E days for the first quarter of 2023 also included incremental R-E days for our managed rigs (115 days), as well as other incremental R-E days (18 days). The increase in incremental R-E days in the first quarter of 2023 was partially offset by fewer R-E days as a result of the cold stacking of the Ocean Monarch and Ocean Onyx after the first quarter of 2022 (172 days).

Average daily revenue earned during the first quarter of 2023 increased primarily due to higher dayrates earned by the Ocean BlackHornet under a contract extension in the U.S. Gulf of Mexico, the Ocean BlackHawk in Senegal and the Ocean Patriot in the U.K., compared to dayrates earned during the first quarter of 2022.

Revenue Related to Reimbursable Expenses. Gross reimbursable revenue and expenses for the first quarter of 2023 were $17.6 million, including $6.4 million earned under the MSA, compared to $35.9 million, including $23.2 million earned under the MSA, for the first quarter of 2022.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation increased $28.6 million during the three months ended March 31, 2023, compared to the same period in 2022. Higher expenses for the first quarter of 2023, included costs for the Ocean Vela, a second rig which we began managing under the MSA in the second quarter of 2022, and incremental costs associated with the reactivation of the Ocean GreatWhite. Contract drilling expense for the 2023 period was favorably impacted by reduced expense attributable to the cold-stacked Ocean Onyx and Ocean Monarch.

General and Administrative Expense. General and administrative expense for the first quarter of 2023 increased $2.9 million compared to the first quarter of 2022, primarily due to an increase in equity compensation expense as a result of higher award values in 2023, compared to 2022 awards, as well as an increase in headcount at our corporate headquarters.

Gain on Disposition of Assets. During the first quarter of 2022, we sold the Ocean Valor for aggregate proceeds of approximately $6.6 million and recognized a net gain on the transaction of $4.2 million.

Interest Expense. Interest expense for the first quarter of 2023 increased $3.7 million compared to the first quarter of 2022, primarily due to higher market interest rates on outstanding indebtedness, combined with a higher average borrowing volume in the first three months of 2023.

Income Tax Benefit. We recorded a net income tax benefit of $25.6 million (139.2% effective tax rate) for the three months ended March 31, 2023, as compared to a net income tax benefit of $8.7 million (20.1% effective tax rate) for the three months ended March 31, 2022. The higher effective tax rate for the three months ended March 31, 2023 reflects our domestic and international jurisdictional mix of estimated pre-tax income and losses.

Liquidity and Capital Resources

We have available a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility and includes an aggregate of $50.0 million of commitments for the issuance of letters of credit thereunder (or the Exit RCF). The Exit RCF is scheduled to mature on April 22, 2026.

At May 5, 2023, we had borrowings of $182.5 million outstanding under the Exit RCF and had utilized $19.3 million for the issuance of letters of credit. As of May 5, 2023, approximately $201.6 million was available for borrowings or the issuance of letters of credit under the Exit RCF. However, the availability of borrowings and letters of credit under the Exit RCF is subject to the satisfaction of certain conditions as specified in the Exit Revolving Credit Agreement, including restrictions on borrowings.

Additionally, we have approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or First Lien Notes). None had been issued as of May 5, 2023.

Historically, we have relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include funding of our working capital requirements and capital expenditures, as well as the servicing of our debt repayments and interest payments. As of May 5, 2023, all of our rigs, excluding managed rigs, are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (or DFAC). Our management has determined that we will permanently reinvest foreign earnings, which restricts the ability to utilize cash flows of DFAC on a company-wide basis. To the extent possible, we expect to utilize the operating cash flows and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each respective entity's working capital requirements and capital commitments.

From time to time, based on market conditions and other factors, we may seek to repay, refinance or restructure all or a portion of our outstanding indebtedness or otherwise enter into transactions regarding our capital structure to obtain more favorable terms, enhance flexibility in conducting our business, increase liquidity or otherwise. We regularly evaluate capital markets to consider future opportunities for enhancements of our capital structure and may opportunistically pursue financing transactions to optimize our capital structure. Our ability to access the capital markets by issuing debt or equity securities will be dependent on our results of operations, our current financial condition, current credit ratings, current market conditions and other factors beyond our control, and there can be no assurance that we would be able to complete any such offering of securities.

As of April 1, 2023, our contractual backlog was approximately $1.6 billion. At March 31, 2023, we had cash of $41.3 million, including $22.8 million that is subject to restrictions pursuant to the MSA.

Sources and Uses of Cash

Cash Flows and Cash Expenditures

For the three-month period ended March 31, 2023, our operating activities used cash of $8.2 million. Cash expenditures for contract drilling, shorebase support, and general and administrative costs ($232.9 million), were partially offset by cash receipts from contract drilling services ($217.0 million) and a net refund of cash income taxes ($7.7 million), primarily in the U.S. tax jurisdiction, during the three-month period.

Cash outlays for capital expenditures during the first quarter of 2023 aggregated $29.4 million (including capital outlays for the Ocean Endeavor and Ocean GreatWhite shipyard projects completed this year). We also repaid $15.0 million in outstanding draws under the Exit RCF and made payments in connection with finance lease obligations aggregating $4.1 million related to well control equipment on our owned drillships.

For the three-month period ended March 31, 2022, our operating activities generated cash flows of $9.1 million. Cash receipts from contract drilling services ($199.4 million) were partially offset by cash expenditures for contract drilling, shorebase support, general and administrative costs, cash collateral requirements and cash income taxes paid ($190.3 million).

Cash outlays for capital expenditures and finance lease obligations during the first three months of 2022 aggregated $20.0 million and $3.8 million, respectively. Asset sales, including the sale of the Ocean Valor, generated cash proceeds of $5.0 million during the same period. We borrowed $20.0 million under the Exit RCF during the first three months of 2022.

Capital Expenditures and Other Projects

We have historically invested a significant portion of our cash flows in the enhancement of our drilling fleet and our ongoing rig equipment replacement and capital maintenance programs. The amount of cash required to meet our capital commitments is determined by evaluating the need to upgrade our rigs to meet specific customer requirements and our rig equipment enhancement, maintenance and replacement programs. We make periodic assessments of our capital spending programs based on current and expected industry conditions and our cash flow forecast. As of the date of this report, we expect capital expenditures for 2023 to be approximately $120.0 million to $135.0 million.

Other Obligations

As of March 31, 2023, the total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment was $33.1 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Other Commercial Commitments - Letters of Credit

See Note 7 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of certain of our other commercial commitments.

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
•
offshore exploration activity, future investment in hydrocarbons, customer capital allocation and customer spending programs;
•
sources and uses of and requirements for financial resources and sources of liquidity;
•
environmental social and governance trends, practices and related matters;
•
business plans or financial condition of our customers, including with respect to or as a result of the COVID-19 pandemic;
•
expectations regarding our plans and strategies;
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
•
financing plans;
•
any repayment, refinancing or restructuring of our outstanding indebtedness or other transaction regarding our capital structure or any offering of securities or other capital markets transaction;
•
market outlook;
•
inflation;
•
future economic trends, including interest rates and recessionary economic conditions;
•
commodity prices;
•
tax planning;
•
cybersecurity;
•
unionization efforts;
•
changes in tax laws and policies or adverse outcomes resulting from examination of our tax returns;
•
debt levels and the impact of changes in the credit markets, including interest rates;
•
budgets for capital and other expenditures;
•
contractual obligations related to our Well Control Equipment services agreement and potential exercise of the purchase option at the end of the original lease term;
•
the MSA with an offshore drilling company and future management and marketing services thereunder;
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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. As of March 31, 2023, our variable interest rate debt included $162.5 million of outstanding borrowings under the Exit RCF, including $3.5 million in payment-in-kind loans and $100.0 million outstanding under our senior secured term loan agreement. At this level of variable-rate debt, the impact of a 100-basis point increase in market interest rates would not have a material effect (estimated $2.6 million increase in interest expense on an annualized basis). Our First Lien Notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

There were no other material changes in our market risk components for the three months ended March 31 2023. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 7 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of certain material risk factors facing the Company. The risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 is incorporated herein by reference. No material changes have been made to such risk factors as of March 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and 2(b) are not applicable.

(c) During the three months ended March 31, 2023, in connection with the vesting of shares of restricted stock held by our Chief Executive Officer, which were awarded under an equity incentive compensation plan, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred in connection with such vesting. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	—	$—	N/A	N/A
February 1, 2023 through February 28, 2023	—	—	N/A	N/A
March 1, 2023 through March 31, 2023	10,946	12.27	N/A	N/A
Total	10,946	$12.27	N/A	N/A

ITEM 5. Other Information.

On February 9, 2023, our board of directors (or the Board) approved amendments (or the Amendments) to our Second Amended and Restated Bylaws as set forth in our Third Amended and Restated Bylaws (or the Amended Bylaws) that the Board adopted effective as of February 9, 2023.

Among other changes, the Amendments address the new universal proxy rules in Rule 14a-19 under the Exchange Act by, among other things, (i) clarifying that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19, including applicable notice and solicitation requirements, and (ii) providing that if the stockholder provides notice pursuant to Rule 14a-19 with respect to a proposed nominee and subsequently fails to comply with requirements of Rule 14a-19, we will disregard the nomination of the proposed nominee. The Amendments also require that a stockholder soliciting proxies use a proxy card color other than white (with white proxy cards reserved for exclusive use by the Board).

The foregoing summary of the Amendments set forth in the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended Bylaws, a copy of which is filed as Exhibit 3.2 to this report.

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

10.1

Amendment No. 1 to Term Loan Agreement, dated as of March 24, 2023, by and among Diamond

Offshore Drilling, Inc., Diamond Foreign Asset Company, the other guarantors party thereto and Wells

Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 30, 2023).

10.2

Amendment No. 1 to Credit Agreement, dated as of March 24, 2023, by and among Diamond Offshore

Drilling, Inc., Diamond Foreign Asset Company, the other guarantors party thereto and Wells Fargo

Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to our

Current Report on Form 8-K filed on March 30, 2023).

10.3	Form of Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2022).

10.4	Form of Executive Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2022).

10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2022).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date May 9, 2023	By:	/s/ Dominic A. Savarino
Dominic A. Savarino
Senior Vice President and Chief Financial Officer