Form 10-Q
period 2023-06-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2023-08-08
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023 Common stock, $0.0001 par value per share 102,322,002 shares

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$29,685	$63,041
Restricted cash	14,284	34,293
Accounts receivable	206,810	177,675
Less: allowance for credit losses	(5,730)	(5,622)
Accounts receivable, net	201,080	172,053
Prepaid expenses and other current assets	137,473	48,695
Asset held for sale	1,000	—
Total current assets	383,522	318,082
Drilling and other property and equipment, net of
accumulated depreciation	1,138,544	1,141,908
Other assets	265,704	67,966
Total assets	$1,787,770	$1,527,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,459	$47,647
Accrued liabilities	167,043	166,785
Taxes payable	27,170	30,264
Current finance lease liabilities	15,356	16,965
Total current liabilities	257,028	261,661
Long-term debt	365,859	360,644
Noncurrent finance lease liabilities	122,499	131,393
Deferred tax liability	705	700
Other liabilities	108,753	93,888
Commitments and contingencies (Note 7)
Total liabilities	854,844	848,286
Stockholders’ equity:
Preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022)	—	—
Common stock (par value $0.0001, 750,000 shares authorized; 102,287 shares issued and 101,667 shares outstanding at June 30, 2023 and 101,884 shares issued and 101,320 shares outstanding at December 31, 2022)	10	10
Additional paid-in capital	972,445	964,467
Treasury stock	(4,986)	(4,252)
Accumulated deficit	(34,543)	(280,555)
Total stockholders’ equity	932,926	679,670
Total liabilities and stockholders’ equity	$1,787,770	$1,527,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2023	2022
Revenues:
Contract drilling	$264,990	$176,879
Revenues related to reimbursable expenses	16,573	28,823
Total revenues	281,563	205,702
Operating expenses:
Contract drilling, excluding depreciation	212,947	142,150
Reimbursable expenses	15,579	28,554
Depreciation	27,906	25,693
General and administrative	16,824	19,753
Gain on disposition of assets	(1,933)	(685)
Total operating expenses	271,323	215,465
Operating income (loss)	10,240	(9,763)
Other income (expense):
Interest income	5	—
Interest expense, net of amounts capitalized	(12,755)	(10,103)
Foreign currency transaction (loss) gain	(1,968)	1,607
Other, net	136	(47)
Loss before income tax benefit (expense)	(4,342)	(18,306)
Income tax benefit (expense)	243,125	(3,623)
Net income (loss)	$238,783	$(21,929)
Earnings (loss) per share
Basic	$2.35	$(0.22)
Diluted	$2.29	$(0.22)
Weighted-average shares outstanding
Basic	101,487	100,108
Diluted	104,236	100,108

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	For the Six Months Ended June 30,
	2023	2022
Revenues:
Contract drilling	$479,373	$327,131
Revenues related to reimbursable expenses	34,211	64,810
Total revenues	513,584	391,941
Operating expenses:
Contract drilling, excluding depreciation	386,436	287,052
Reimbursable expenses	32,792	64,167
Depreciation	55,812	52,645
General and administrative	36,409	36,485
Gain on disposition of assets	(3,146)	(4,729)
Total operating expenses	508,303	435,620
Operating income (loss)	5,281	(43,679)
Other income (expense):
Interest income	12	1
Interest expense, net of amounts capitalized	(24,795)	(18,428)
Foreign currency transaction loss	(3,239)	(522)
Other, net	(17)	1,315
Loss before income tax benefit	(22,758)	(61,313)
Income tax benefit	268,770	5,030
Net income (loss)	$246,012	$(56,283)
Earnings (loss) per share
Basic	$2.43	$(0.56)
Diluted	$2.36	$(0.56)
Weighted-average shares outstanding
Basic	101,409	100,092
Diluted	104,091	100,092

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2023

				Retained
			Additional	Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
April 1, 2023	101,358	$10	$968,539	$(273,326)	575	$(4,386)	$690,837
Net income	—	—	—	238,783	—	—	238,783
Stock-based compensation, net of tax	309	—	3,906	—	52	(600)	3,306
June 30, 2023	101,667	$10	$972,445	$(34,543)	627	$(4,986)	$932,926

	Six Months Ended June 30, 2023

				Retained
			Additional	Earnings			Total
	Common Stock		Paid-In	(Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Shares	Amount	Equity
January 1, 2023	101,320	$10	$964,467	$(280,555)	564	$(4,252)	$679,670
Net income	—	—	—	246,012	—	—	246,012
Stock-based compensation, net of tax	347	—	7,978	—	63	(734)	7,244
June 30, 2023	101,667	$10	$972,445	$(34,543)	627	$(4,986)	$932,926

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2022
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
April 1, 2022	100,075	$10	$949,511	$(211,698)	—	$—	$737,823
Net loss	—	—	—	(21,929)	—	—	(21,929)
Stock-based compensation, net of tax	56	—	8,097	—	18	(139)	7,958
June 30, 2022	100,131	$10	$957,608	$(233,627)	18	$(139)	$723,852

	Six Months Ended June 30, 2022
			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
January 1, 2022	100,075	$10	$945,039	$(177,344)	—	$—	$767,705
Net loss	—	—	—	(56,283)	—	—	(56,283)
Stock-based compensation, net of tax	56	—	12,569	—	18	(139)	12,430
June 30, 2022	100,131	$10	$957,608	$(233,627)	18	$(139)	$723,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$246,012	$(56,283)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	55,812	52,645
Gain on disposition of assets	(3,146)	(4,729)
Deferred tax provision	(200,658)	(3,276)
Stock-based compensation expense	8,082	12,658
Contract liabilities, net	(2,707)	(20,870)
Contract assets, net	(1,980)	(3,348)
Deferred contract costs, net	4,893	(3,859)
Collateral deposits	—	17,464
Other assets, noncurrent	2,577	(443)
Other liabilities, noncurrent	16,870	428
Other	1,501	842
Changes in operating assets and liabilities:
Accounts receivable	(25,996)	(5,039)
Prepaid expenses and other current assets	(6,122)	(9,417)
Current income tax assets	(85,266)	—
Accounts payable and accrued liabilities	3,965	28,832
Taxes payable	(3,094)	(16,410)
Net cash provided by (used in) operating activities	10,743	(10,805)
Investing activities:
Capital expenditures	(58,953)	(32,353)
Proceeds from disposition of assets, net of disposal costs	348	5,788
Net cash used in investing activities	(58,605)	(26,565)
Financing activities:
Borrowings under revolving credit facility	20,000	40,000
Repayments under revolving credit facility	(15,000)	—
Principal payments of finance lease liabilities	(10,503)	(7,735)
Net cash (used in) provided by financing activities	(5,503)	32,265
Net change in cash, cash equivalents and restricted cash	(53,365)	(5,105)
Cash, cash equivalents and restricted cash, beginning of period	97,334	62,729
Cash, cash equivalents and restricted cash, end of period	$43,969	$57,624

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications did not have a material effect on our unaudited condensed consolidated financial statements.

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

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities. At June 30, 2023 and December 31, 2022, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

Asset Held for Sale

We reported the $1.0 million carrying value of the Ocean Monarch as “Asset held for sale” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2023. A broker has been engaged to assist in marketing the rig for sale.

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

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities related to our contracts with customers (in thousands):

	June 30,	December 31,
	2023	2022
Trade receivables	$200,735	$155,956
Current contract assets (1)	2,121	141
Current contract liabilities (deferred revenue) (1)	(9,293)	(11,513)
Noncurrent contract liabilities (deferred revenue) (1)	—	(487)
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

Changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

Net Contract
Balances
Contract assets at January 1, 2023	$141
Contract liabilities at January 1, 2023	(12,000)
Net balance at January 1, 2023	(11,859)
Decrease due to amortization of revenue included in the beginning contract liability balance	7,021
Increase due to cash received, excluding amounts recognized as revenue during the period	(4,065)
Increase due to revenue recognized during the period but contingent on future performance	1,979
Decrease due to transfer to receivables during the period	(248)
Net balance at June 30, 2023	$(7,172)
Contract assets at June 30, 2023	$2,121
Contract liabilities at June 30, 2023	$(9,293)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of June 30, 2023 (in thousands):

	For the Years Ending December 31,
	2023 (1)	2024	Total
Mobilization and contract preparation revenue	$2,034	$1,166	$3,200
Capital modification revenue	2,607	3,486	6,093
Blended rate/other revenue	19	—	19
Total	$4,660	$4,652	$9,312
(1)
Represents the six-month period beginning July 1, 2023.

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

3. Supplemental Financial Information

Unaudited Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Trade receivables	$200,735	$155,956
Value added tax receivables	4,882	6,075
Related party receivables	99	73
Federal income tax receivables	—	9,450
Other	1,094	6,121
	206,810	177,675
Allowance for credit losses	(5,730)	(5,622)
Total	$201,080	$172,053

The allowance for credit losses at June 30, 2023 and December 31, 2022 represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 4 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Current income tax asset	$85,266	$—
Prepaid taxes	19,463	16,922
Deferred contract costs	9,782	14,373
Prepaid insurance	6,335	3,022
Rig spare parts and supplies	4,221	5,091
Current contract assets	2,121	141
Software maintenance agreements and subscriptions	1,910	1,212
Prepaid rig costs	1,332	4,001
Deferred survey costs	1,162	838
Other	5,881	3,095
Total	$137,473	$48,695

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Contract advances	$50,199	$52,743
Rig operating costs	42,686	39,288
Payroll and benefits	30,483	29,408
Accrued capital project/upgrade costs	12,209	8,419
Deferred revenue	9,293	11,513
Current operating lease liability	7,161	13,480
Personal injury and other claims	5,393	3,738
Shorebase and administrative costs	5,030	4,365
Interest payable	1,812	1,897
Deposit for equipment sale	1,788	1,670
Other	989	264
Total	$167,043	$166,785

Other assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Noncurrent deferred tax assets	$211,274	$10,612
Operating lease right of use assets	22,121	30,332
Noncurrent receivables	8,834	13,030
Noncurrent milestone payments	10,036	856
Deferred debt arrangement fees	5,702	6,716
Deferred inspection costs, noncurrent	3,470	2,489
Noncurrent deposits	1,483	1,531
Other	2,784	2,400
Total	$265,704	$67,966

Unaudited Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Accrued but unpaid capital expenditures at period end	$12,209	$2,234
Common stock withheld for payroll tax obligations (1)	734	139
Cash interest payments	19,352	12,514
Cash income taxes paid, net of (refunds):
Foreign	3,147	11,578
U.S. Federal	(5,744)	2,387
State	1	—

(1)
Represents the cost of 62,597 and 17,806 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock and restricted stock units during the six-month periods ended June 30, 2023 and June 30, 2022, respectively, which is presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets.

4. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. The market for our services is the offshore oil and gas industry, and our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At June 30, 2023, we believed that we had potentially significant concentrations of credit risk due to the number of rigs we had contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. At June 30, 2023, we had not required any credit enhancements by our customers or required any to pay for services in advance. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At June 30, 2023, $5.6 million in trade receivables were considered past due by 30 days or more, of which $5.5 million have been fully reserved. The remaining $0.1 million were less than a year past due. We are working with our customers to resolve any billing issues and expect that the outstanding receivables will be collected or resolved.

Pursuant to Financial Accounting Standards Board (or FASB) Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and its related amendments (or collectively, CECL), we have reviewed our historical credit loss experience over a look-back period of ten years, which we deem to be representative of both up-turns and down-cycles in the offshore drilling industry. Based on this review, we developed a credit loss factor using a weighted-average ratio of our actual credit losses to revenues during the look-back period. In addition, we also considered current and future anticipated economic conditions in determining our credit loss factor, including crude oil prices and liquidity of credit markets. In applying the requirements of CECL, we segregated our trade receivables into three credit loss risk pools based on customer credit ratings, each of which represents a tier of increasing credit risk. We calculated a credit loss factor based on historical loss rate information and then applied a multiple of our credit loss factor to each of these risk pools, considering the impact of current and future economic information and the level of risk associated with these pools, to calculate our current estimate of credit losses. Trade receivables that are fully covered by allowances for credit losses are excluded from these risk pools for purposes of calculating our current estimate of credit losses.

For purposes of calculating our current estimate of credit losses at June 30, 2023 and December 31, 2022, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period. Our current estimate of credit losses under CECL was $0.2 million at both June 30, 2023 and December 31, 2022. Our total allowance for credit losses was $5.7 million and $5.6 million at June 30, 2023 and December 31, 2022, respectively. See Note 3 “Supplemental Financial Information.”

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

Assets and liabilities measured at fair value are summarized below (in thousands).

	June 30, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Liabilities at Fair Value	Total Losses for Six Months Ended (1)
Recurring fair value measurements:
Liability-classified Director restricted stock units	$(1,369)	$—	$—	$(1,369)	$(369)

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

Our long-term debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, our long-term debt would be considered Level 2 liabilities. The fair value of these instruments was derived using valuation specialists at June 30, 2023 and December 31, 2022.

Fair values and related carrying values of our long-term debt are shown below (in millions).

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Exit Term Loans	$91.5	$100.0	$91.1	$100.0
First Lien Notes	83.0	85.3	78.3	85.3

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

5. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2023	2022
Drilling rigs and equipment	$1,173,854	$1,126,793
Finance lease right of use asset	174,571	174,571
Land and buildings	10,016	10,001
Office equipment and other	2,871	2,515
Cost	1,361,312	1,313,880
Less: accumulated depreciation	(222,768)	(171,972)
Drilling and other property and equipment, net	$1,138,544	$1,141,908

6. Long-Term Debt

At June 30, 2023 and December 31, 2022, the carrying value of our long-term debt (or Exit Debt), net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

	June 30,	December 31,
	2023	2022
Borrowings under Exit RCF	$182,478	$177,478
Exit Term Loans	99,269	99,190
First Lien Notes	84,112	83,976
Total Exit Debt, net	$365,859	$360,644

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

Additionally, these agreements contain other covenants, representations and warranties and events of default that are customary for financings of this type. At June 30, 2023, we were in compliance with all covenants under the Exit Revolving Credit Agreement and other Exit Debt.

Exit Revolving Credit Agreement

On April 23, 2021, we entered into a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility and also provided for certain lenders (or the LC Lenders) to issue up to $100.0 million of letters of credit thereunder (or the Exit RCF). As a result of the resignation of two LC Lenders since entering into the Exit Revolving Credit Agreement, the aggregate amount of the commitments of the LC Lenders to issue letters of credit under the Exit RCF was reduced from $100.0 million to $75.0 million effective September 30, 2022, and further reduced to $50.0 million effective March 23, 2023.

On June 13, 2023, Wells Fargo Bank, National Association (or Wells Fargo) gave notice of its resignation (or the Notice of Resignation) as Collateral Agent, Administrative Agent and Issuing Lender (as such terms are defined in the Exit Revolving Credit Agreement) under the Exit Revolving Credit Agreement. Wells Fargo continues to have all of the rights and obligations of an Issuing Lender under the Exit RCF with respect to letters of credit issued by it prior to its resignation but, after the effective date of its resignation, is not required to issue additional letters of credit or extend, renew or increase the outstanding letters of credit. Wells Fargo had previously committed to issue up to $25.0 million in letters of credit under the Exit RCF of which $21.3 million had been utilized as of June 30, 2023. The LC Lenders, including Wells Fargo, have committed to issue letters of credit under the Exit RCF up to $50.0 million in total. As a result of the resignation of Wells Fargo and after the resignation becomes effective, the aggregate amount of the commitments of the LC Lenders to issue letters of credit under the Exit RCF will be reduced from $50.0 million to $25.0 million. Letters of credit issued by Wells Fargo under the Exit RCF aggregating $19.4 million and $1.9 million expire in October 2023 and May 2024, respectively. Upon their expiration, Wells Fargo will have no further obligation as an Issuing Lender with respect to letters of credit.

Our total capacity for borrowings under the Exit RCF will not be impacted by the resignation of Wells Fargo and remains at $400.0 million, subject to the terms and conditions of the Exit Revolving Credit Agreement. The Exit RCF is scheduled to mature on April 22, 2026

Since receiving the Notice of Resignation, we have been in discussions with Wells Fargo and another member of the lending group (or the Replacement Agent) for the Replacement Agent to be appointed as the replacement administrative agent under the Exit Revolving Credit Agreement, as the replacement administrative agent under the Exit Term Loan Agreement, and as the replacement collateral agent and security trustee under the Collateral Agency and Intercreditor Agreement, dated as of April 23, 2021 (or the Intercreditor Agreement). We expect the resignation of Wells Fargo and the appointment of the Replacement Agent to be effective in mid-August 2023 (or the Resignation Effective Date). Upon the Resignation Effective Date, (i) Wells Fargo will be discharged from all of its duties and obligations as administrative agent under both the Exit Revolving Credit Agreement and the Exit Term Loan Agreement and as collateral agent and security trustee under the Intercreditor Agreement, and the Replacement Agent will be appointed to such roles, and (ii) Wells Fargo, as resigning collateral agent, will assign to the Replacement Agent all powers of attorney, security interests, mortgages, liens, collateral and other rights of Wells Fargo, as resigning collateral agent, as the mortgagee, secured party, security trustee, pledgee or beneficiary, of the security and the collateral under the collateral documents. Until such time as all such collateral is under the control of the Replacement Agent and all liens granted in favor of Wells Fargo in the collateral have been assigned to the Replacement Agent in accordance with the laws of each applicable jurisdiction, Wells Fargo shall continue to hold such collateral or liens and maintain such control over such collateral as a sub-agent, sub-trustee, and bailee of the Replacement Agent until an agreed upon outside date.

Borrowings under the Exit RCF may be used to finance capital expenditures, for working capital and other general corporate purposes. Availability of borrowings under the Exit RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings, as provided in the Exit Revolving Credit Agreement. At June 30, 2023, we had borrowings outstanding of $182.5 million under the Exit RCF, including $3.5 million in payment-in-kind loans, and $21.3 million had been utilized for the issuance of letters of credit. The weighted average interest rate on the combined borrowings outstanding under the Exit RCF at June 30, 2023 was 9.45%.

At August 4, 2023, we had borrowings of $192.5 million outstanding under the Exit RCF and had utilized $18.6 million for the issuance of letters of credit. As of August 4, 2023, approximately $192.3 million was available for borrowings or the issuance of letters of credit under the Exit RCF, subject to its terms and conditions.

Exit Term Loan Credit Agreement

Our senior secured term loan credit agreement (or the Exit Term Loan Credit Agreement) provides for a $100.0 million senior secured term loan credit facility which is scheduled to mature on April 22, 2027. At June 30, 2023, $100.0 million was drawn under the facility (or the Exit Term Loans), and the interest rate applicable to borrowings outstanding under the Exit Term Loan Credit Agreement was 11.20%.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for certain of these taxes and the related penalties and interest and, accordingly, have recorded a $13.1 million and $12.4 million liability at June 30, 2023 and December 31, 2022, respectively, in “Other liabilities” in our unaudited Condensed Consolidated Balance Sheets. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At June 30, 2023, our estimated liability for personal injury claims was $17.3 million, of which $5.4 million and $11.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2022, our estimated liability for personal injury claims was $18.3 million, of which $3.7 million and $14.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•
the severity and volume of personal injuries claimed;
•
the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•
inconsistent court decisions; and
•
the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At June 30, 2023, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

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

Letters of Credit and Other. We were contingently liable as of June 30, 2023 in connection with approximately $21.3 million in customs and tax assessment bonds and other tenant security deposits that have been issued on our behalf. The letters of credit collateralizing these bonds were issued under the Exit RCF and cannot require additional collateral except in events of default.

8. Income Taxes

We account for income taxes in interim periods in accordance with FASB Accounting Standards Codification Topic No. 740, Income Taxes, which requires us to estimate our annual effective tax rate (or AETR) for continuing operations by considering our forecasted pre-tax income or loss for the full year in each of the various jurisdictions in which we operate. The AETR is then applied to our current pre-tax income or loss, as adjusted, when estimating our income tax benefit or expense for the interim period. We exclude discrete tax adjustments from the computation of the AETR and record such adjustments in the quarter in which they occur.

We recorded a net income tax benefit of $243.1 million and $268.8 million for the three-month and six-month periods ended June 30, 2023, respectively, inclusive of a net $14.5 million additional tax expense with respect to prior years’ operations in Egypt upon final judgment by the Egyptian tax court. The effective tax rates are the result of the mix of pre-tax income and loss across jurisdictions, including significant losses in jurisdictions with zero percent tax rates resulting in no benefit. The impact is compounded by the amount of our year-to-date pre-tax loss.

9. Earnings (Loss) Per Share

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

A reconciliation of the numerators and denominators of our basic and diluted EPS computations are summarized as follows (in thousands).

	Three Months Ended June 30,
	2023	2022
Net income (loss) – basic and diluted numerator	$238,783	$(21,929)
Weighted average shares – basic (denominator):	101,487	100,108
Dilutive effect of stock-based awards	2,749	—
Weighted average shares including conversions – diluted (denominator)	104,236	100,108

	Six Months Ended June 30,
	2023	2022
Net income (loss) – basic and diluted numerator	$246,012	$(56,283)
Weighted average shares – basic (denominator):	101,409	100,092
Dilutive effect of stock-based awards	2,682	—
Weighted average shares including conversions – diluted (denominator)	104,091	100,092

As of June 30, 2023, we had 7.5 million stock warrants outstanding (or Warrants) to purchase shares of our common stock that were exercisable for one share of common stock per warrant at an exercise price of $29.22. The Warrants are exercisable until they expire on April 23, 2026. The presumed exercise of these Warrants into shares of our common stock would have an antidilutive effect as the exercise price per warrant exceeded the average price of our common stock and have been excluded from the computation of EPS for all periods presented.

The computation of EPS for the three-month and six-month periods ended June 30, 2023 excluded non-vested stock-based awards of 431,241 shares and 391,744 shares, respectively, as the inclusion of such would have been antidilutive for the periods.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At June 30, 2023, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed during the periods presented, which may not be indicative of where the rigs are currently located.

The following tables provide information about disaggregated revenue by country (in thousands):

	Three Months Ended June 30, 2023
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$129,929	$8,531	$138,460
United Kingdom	59,841	4,592	64,433
Senegal	53,864	2,527	56,391
Brazil	21,068	—	21,068
Australia	288	923	1,211
Total	$264,990	$16,573	$281,563

	Six Months Ended June 30, 2023
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$234,510	$21,089	$255,599
United Kingdom	77,543	5,652	83,195
Senegal	105,995	5,708	111,703
Brazil	41,728	—	41,728
Australia	19,597	1,762	21,359
Total	$479,373	$34,211	$513,584

	Three Months Ended June 30, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$79,171	$15,964	$95,135
United Kingdom	19,089	2,459	21,548
Senegal	26,704	4,103	30,807
Brazil	19,753	—	19,753
Australia	32,162	3,442	35,604
Myanmar	—	2,855	2,855
Total	$176,879	$28,823	$205,702

	Six Months Ended June 30, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$155,453	$42,203	$197,656
United Kingdom	21,395	3,887	25,282
Senegal	53,820	5,849	59,669
Brazil	39,019	—	39,019
Australia	47,860	6,046	53,906
Myanmar	9,584	6,825	16,409
Total	$327,131	$64,810	$391,941

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

Market Overview

As we progressed into the second quarter of 2023, energy supply and security continued to be top priorities for oil and gas companies across the globe, as geopolitical and economic uncertainty persisted. Benchmark oil prices remain above the $70 per barrel mark, providing a foundation for long-term capital investment in deepwater exploration and development projects. Brent oil prices remained robust during the second quarter, averaging approximately $78 per barrel according to industry data. Against this backdrop, according to industry reports, analysts anticipate more than $500 billion in global offshore projects to be sanctioned between 2022 and 2025, with more than $200 billion of such amount attributable to deepwater projects. This reflects an increase of nearly 90% compared to total investments in deepwater projects during the years 2016 to 2019. Despite continuing commodity price volatility, some industry analysts expect the current spending cycle to be more durable and less sensitive to commodity price swings relative to prior cycles due primarily to oil and gas companies’ robust balance sheets and disciplined capital spending.

During the second quarter, the offshore drilling sector continued to strengthen, driven by long-cycle developments, production capacity expansions, the return of exploration and appraisal drilling, and the criticality of gas as a long-term fuel source for energy security. Subsea tree awards have historically been a key indicator of future activity, and in 2022, 348 subsea trees were awarded, which was the highest number of annual orders in nearly a decade. According to industry analysts, 65 licensing rounds are expected to be concluded during 2023, along with the placement of orders for more than 350 subsea trees. Many industry analysts view these as indicators of future activity expansion in deepwater drilling.

The positive dynamics of increased offshore spending and the push for diversity of supply continue to expand the demand for floating drilling rigs and have increased the volume of committed work for floating rigs. According to S&P Global, as of the date of this report, contract coverage for floating rigs in 2024 is currently 25% higher than it was at this time a year ago for 2023. According to industry analysts, average duration and lead times for floater contracts signed so far in 2023 are each approaching one year, which is on par with contracts signed in 2022, a level not seen since the previous upcycle. This has considerably narrowed the 18-month look-ahead availability for drillships compared to a year ago, prompting some operators to launch multi-rig, multi-year tenders with commencements in 2025 and 2026. Upward trends in rig dayrates and increasing demand may prompt additional transactions for stranded rigs and further reactivations of stacked units. While these events may increase future active rig supply, anticipated growth in upstream capital spending may limit any impact of these reactivations on the supply/demand balance. Further, supply chain constraints and inflationary pressures could limit the pace at which these additional rigs return to the market. Inflationary pressures remain elevated, despite policy tightening by major central banks and a moderating pace of world economic expansion, which may result in continued upward pressure on operating expenses for offshore drillers.

In addition to market factors, customer capital allocation decisions will continue to affect demand for our services. Investment mixes over time, coupled with energy demand and regulatory measures, could adversely impact demand for offshore drilling services in the long term. Notwithstanding this possibility, global energy demand continues to be strong and energy supply growth remains constrained. We expect increased investment in both traditional and renewable sources of energy to be required in the future, much of which we expect to be invested in finding and producing hydrocarbons in the offshore segment. Oil and gas are expected to remain the largest sources of global energy in the foreseeable future.

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

The following table reflects our contract drilling backlog as of July 1, 2023 (based on information available at that time), January 1, 2023 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2022), and July 1, 2022 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022) (in millions).

	July 1, 2023 (1)	January 1, 2023 (1)	July 1, 2022 (1) (2)
Contract Drilling Backlog	$1,580	$1,788	$995

(1)
Includes contract backlog of $183.7 million, $307.7 million and $91.8 million at July 1, 2023, January 1, 2023 and July 1, 2022, respectively, attributable to customer drilling contracts secured for rigs managed, but not owned, by us. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.
(2)
Previously reported contract backlog at July 1, 2022 included $85.8 million attributable to the term of a contract for the Ocean Patriot for which the customer executed its right to terminate the drilling contract.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of July 1, 2023 (in millions).

	For the Years Ending December 31,
	Total	2023 (1)	2024	2025	2026	2027
Contract Drilling Backlog (2)	$1,580	$492	$719	$162	$106	$101

(1)
Represents the six-month period beginning July 1, 2023.
(2)
Includes contract backlog of $145.0 million and $38.7 million in the remainder of 2023 and in 2024, respectively, attributable to customer drilling contracts secured for two rigs managed under an arrangement with an offshore drilling company whereby we provide management services (or the MSA) for certain of its rigs. We have entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.

The following table reflects the percentage of rig days per year committed as of July 1, 2023. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2023 (1)	2024	2025	2026	2027
Percentage of Rig Days Committed (2)	74%	51%	12%	8%	8%

(1)
Represents the six-month period beginning July 1, 2023.
(2)
As of July 1, 2023, includes approximately 280 rig days currently known and scheduled for shipyard projects, including capital upgrades, surveys and contract preparation activities for the remainder of 2023.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Regulatory Surveys and Planned Downtime. We perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs and an intermediate survey, which is performed every two-and-one-half years, for our North Sea rigs. Our operating income is negatively impacted when we perform these required regulatory surveys due to planned downtime during the inspection period. Our operating income is also reduced by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the remainder of 2023, we expect to incur approximately 280 days of planned downtime, including approximately 117 days for contract preparation and mobilization activities for the Ocean BlackHawk, approximately 101 days for capital modifications, contract preparation and acceptance testing activities for the Ocean Courage, approximately 46 days for a special periodic survey and regulatory and other upgrades for the Ocean Apex and approximately 16 days for mobilization of rigs between wellsites. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, repairs, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico, as defined by the relevant insurance policy. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our financial condition, results of operations and cash flows. Under our current insurance policy, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $10.0 million per occurrence. In addition, we currently carry loss-of-hire insurance on certain of our owned rigs to cover lost cash flow when a rig is damaged (other than when caused by named windstorms in the U.S. Gulf of Mexico).

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

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. We believe that R-E days provide a comparative measurement of the activity level of our fleet, rig utilization is an indicator of our ability to secure work for and the operational efficiency of our fleet and average daily revenue provides a comparative measure for our revenue-earning performance. We utilize these performance indicators in the review of our business and operating results and believe these are useful metrics for investors to utilize in evaluating our performance. The tables presented below include these three key performance indicators and other comparative data relating to our revenues and operating expenses for the respective periods (in thousands, except days, daily amounts and percentages) for the three-month periods ended June 30, 2023 and March 31, 2023 and the six-month periods ended June 30, 2023 and June 30, 2022.

Results for the Three-Month Periods Ended June 30, 2023 and March 31, 2023

	Three Months Ended
	June 30,	March 31,
	2023	2023
REVENUE-EARNING DAYS (1)	887	789
UTILIZATION (2)	70%	63%
AVERAGE DAILY REVENUE (3)	$298,700	$271,700

CONTRACT DRILLING REVENUE	$264,990	$214,383
REVENUE RELATED TO REIMBURSABLE EXPENSES	16,573	17,638
TOTAL REVENUES	$281,563	$232,021
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$212,947	$173,490
REIMBURSABLE EXPENSES	$15,579	$17,213
OPERATING INCOME (LOSS)
Contract drilling services, net	$52,043	$40,893
Reimbursable expenses, net	994	425
Depreciation	(27,906)	(27,906)
General and administrative expense	(16,824)	(19,585)
Gain on disposition of assets	1,933	1,213
Total Operating Income (Loss)	$10,240	$(4,960)
Other income (expense):
Interest income	5	7
Interest expense, net of amounts capitalized	(12,755)	(12,040)
Foreign currency transaction loss	(1,968)	(1,271)
Other, net	136	(152)
Loss before income tax benefit	(4,342)	(18,416)
Income tax benefit	243,125	25,645
NET INCOME	$238,783	$7,229
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

Three Months Ended June 30, 2023 Compared to Three Months Ended March 31, 2023

Contract Drilling Revenue. Contract drilling revenue increased $50.6 million during the three months ended June 30, 2023, compared to the three months ended March 31, 2023, primarily due to a 98-day increase in R-E days ($26.7 million), in addition to higher average daily revenue earned ($23.9 million).

R-E days increased during the second quarter of 2023 primarily due to incremental operating days for the recently reactivated Ocean GreatWhite (77 days), the Ocean Endeavor (75 days), which returned to service in the first quarter of 2023 after completion of a shipyard project that commenced in the fourth quarter of 2022, and aggregate incremental R-E days for other rigs in our fleet (33 days). The increase in R-E days was partially offset by downtime associated with the special periodic survey and regulatory and other upgrades for the Ocean Apex (87 days).

Average daily revenue earned during the second quarter of 2023 increased, quarter-over-quarter, primarily due to higher dayrates earned by the Ocean BlackHornet and West Auriga, operating under contract extensions in the U.S. Gulf of Mexico that commenced in the latter part of the first quarter of 2023. Average daily revenue for the second quarter of 2023 was also favorably impacted by $12.2 million in revenue related to the early termination of the Ocean Patriot’s contract in the North Sea.

Revenue Related to Reimbursable Expenses. During the second quarter of 2023, we recognized gross reimbursable revenue and expenses of $16.6 million. Gross reimbursable revenue and expenses for the first quarter of 2023 were $17.6 million, which included $6.4 million earned under the MSA.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation increased $39.5 million during the second quarter of 2023 compared to the first quarter of 2023. Increased costs for the second quarter of 2023 reflected incremental contract drilling expense associated with the Ocean GreatWhite, which commenced drilling activities late in the first quarter of 2023, maintenance and mobilization costs for the Ocean Apex, which was in a shipyard in the second quarter of 2023, and higher charter and other costs for our two managed rigs under the MSA.

General and Administrative Expense. General and administrative expense for the second quarter of 2023 decreased by $2.8 million compared to the first quarter of 2023, primarily due to decreased personnel costs and professional fees.

Income Tax Benefit. We estimate our annual effective tax rate (or AETR) for continuing operations in recording our interim quarterly income tax provision, considering the various jurisdictions in which we operate. We exclude discrete tax adjustments from the computation of the AETR and record such adjustments in the quarter in which they occur.

We recorded a net income tax benefit of $243.1 million for the three months ended June 30, 2023, inclusive of a net $14.5 million additional tax expense with respect to prior years’ operations in Egypt upon final judgment by the Egyptian tax court. For the three months ended March 31, 2023, we recorded a net income tax expense of $25.6 million. The effective tax rate for the quarter ended June 30, 2023 is a result of the mix of pre-tax income and loss across jurisdictions, including significant losses in jurisdictions with zero percent tax rates resulting in no tax benefit.

Results for the Six-Month Periods Ended June 30, 2023 and June 30, 2022

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
REVENUE-EARNING DAYS	1,676	1,445
UTILIZATION	66%	55%
AVERAGE DAILY REVENUE	$286,000	$226,000

CONTRACT DRILLING REVENUE	$479,373	$327,131
REVENUE RELATED TO REIMBURSABLE EXPENSES	34,211	64,810
TOTAL REVENUES	$513,584	$391,941
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$386,436	$287,052
REIMBURSABLE EXPENSES	$32,792	$64,167
OPERATING INCOME (LOSS)
Contract drilling services, net	$92,937	$40,079
Reimbursable expenses, net	1,419	643
Depreciation	(55,812)	(52,645)
General and administrative expense	(36,409)	(36,485)
Gain on disposition of assets	3,146	4,729
Total Operating Income (Loss)	$5,281	$(43,679)
Other income (expense):
Interest income	12	1
Interest expense, net of amounts capitalized	(24,795)	(18,428)
Foreign currency transaction loss	(3,239)	(522)
Other, net	(17)	1,315
Loss before income tax benefit	(22,758)	(61,313)
Income tax benefit	268,770	5,030
NET INCOME (LOSS)	$246,012	$(56,283)

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Contract Drilling Revenue. Contract drilling revenue increased $152.2 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Comparing the periods, the increase in contract drilling revenue was the result of a higher average daily revenue earned ($99.8 million), combined with a 231-day increase in R-E days ($52.4 million).

Average daily revenue for the six months ended June 30, 2023 increased, compared to the prior year period, primarily due to dayrates earned by the Ocean GreatWhite and West Vela, which commenced drilling operations in March 2023 and October 2022, respectively, as well as the Ocean BlackHornet, Ocean BlackHawk and West Auriga, which operated under new contracts or extensions during 2023 at higher dayrates than those earned in the same period of 2022. Contract drilling revenue for the six months ended June 30, 2023 also included $12.2 million in revenue related to the early termination of the Ocean Patriot’s contract in the North Sea.

R-E days for the first six months of 2023 included incremental R-E days for the Ocean GreatWhite (91 days), the Ocean Patriot and Ocean BlackHawk, which were in shipyards during the first half of 2022 (154 days), and our two managed rigs, which commenced contracts in 2022 (210 days), as well as other incremental R-E days (39 days). R-E days in the first half of 2023 were reduced by downtime associated with the cold stacking of the Ocean Onyx in the fourth quarter of 2022 (181 fewer days) and Ocean Monarch in the second quarter of 2022 (82 fewer days).

Revenue Related to Reimbursable Expenses. Gross reimbursable revenue and expenses for the first six months of 2023 were $34.2 million, including $6.4 million earned under the MSA, compared to $64.8 million, including $34.8 million earned under the MSA, for the first half of 2022.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation increased $99.4 million during the six months ended June 30, 2023, compared to the same period in 2022. Higher contract drilling expense for the first six months of 2023 included incremental costs for the recently reactivated Ocean GreatWhite, costs associated with the Ocean Apex shipyard project that commenced in March 2023, a higher cost structure for our two rigs offshore Senegal, including amortization of deferred costs, and contract drilling expense associated with rigs managed under the MSA, including the West Vela, a second rig which we began managing in the second quarter of 2022. Contract drilling expense for the 2023 period was favorably impacted by reduced expense attributable to the cold-stacked Ocean Onyx and Ocean Monarch.

Gain on Disposition of Assets. During the first six months of 2023, we recognized an aggregate gain on disposition of assets of $3.1 million, primarily related to the sale of surplus equipment. During the first quarter of 2022, we sold the Ocean Valor for aggregate proceeds of approximately $6.6 million and recognized a net gain on the transaction of $4.2 million.

Interest Expense. Interest expense for the six-month period ended June 30, 2023 increased $6.4 million compared to the six month period ended June 30, 2022, primarily due to higher market interest rates on outstanding indebtedness, combined with a higher average borrowing volume in the first six months of 2023.

Income Tax Benefit. We recorded a net income tax benefit of $268.8 million for the six months ended June 30, 2023, as compared to a net income tax benefit of $5.0 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 is a result of the mix of pre-tax income and loss across jurisdictions, including significant losses in jurisdictions with zero percent tax rates resulting in no tax benefit.

Liquidity and Capital Resources

We have available a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provides for a $400.0 million senior secured revolving credit facility and an aggregate of $25.0 million of commitments for the issuance of letters of credit thereunder (or the Exit RCF). The Exit RCF is scheduled to mature on April 22, 2026. See Note 6 “Long-Term Debt” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of the Exit RCF, including the reduction of commitments for the issuance of letters of credit thereunder, and certain of our other commercial commitments.

At August 4, 2023, we had borrowings of $192.5 million outstanding under the Exit RCF and had utilized $18.6 million for the issuance of letters of credit. As of August 4, 2023, approximately $192.3 million was available for borrowings or the issuance of letters of credit under the Exit RCF, including approximately $25.0 million for the issuance of additional letters of credit thereunder. However, the availability of borrowings and letters of credit under the Exit RCF is subject to the satisfaction of certain conditions as specified in the Exit Revolving Credit Agreement, including restrictions on borrowings.

Additionally, we have approximately $39.7 million in the form of delayed draw note commitments that may be issued as additional 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or First Lien Notes). The right to issue such additional First Lien Notes expires on April 22, 2025. None had been issued as of August 4, 2023.

Historically, we have relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include funding of our working capital requirements and capital expenditures, as well as the servicing of our debt repayments and interest payments. As of August 4, 2023, all of our rigs, excluding managed rigs, are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (or DFAC). Our management has determined that we will permanently reinvest foreign earnings, which restricts the ability to utilize cash flows of DFAC on a company-wide basis. To the extent possible, we expect to utilize the operating cash flows and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each respective entity's working capital requirements and capital commitments.

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

As of July 1, 2023, our contractual backlog was approximately $1.6 billion. At June 30, 2023, we had cash of $44.0 million, including $14.3 million that is subject to restrictions pursuant to the MSA.

Sources and Uses of Cash

Cash Flows and Cash Expenditures

For the six-month period ended June 30, 2023, our operating activities generated cash of $10.7 million. Cash receipts from contract drilling services ($486.9 million) were partially offset by cash expenditures for contract drilling, shorebase support, and general and administrative costs ($476.2 million).

Cash outlays for capital expenditures during the first two quarters of 2023 aggregated $59.0 million, primarily related to shipyard projects for the Ocean Endeavor, Ocean GreatWhite, Ocean Apex and Ocean BlackHawk. During the first six months of 2023, we borrowed a net $5.0 million under the Exit RCF and made payments in connection with finance lease obligations aggregating $10.5 million related to well control equipment on our owned drillships.

For the six-month period ended June 30, 2022, our operating activities used cash of $10.8 million. Cash expenditures for contract drilling, shorebase support, and general and administrative costs ($392.7 million) and cash income taxes paid, net of refunds ($14.0 million), were partially offset by cash receipts from contract drilling services ($378.4 million) during the six-month period. Collateral deposits aggregating $17.5 million were exchanged for letters of credit drawn under the Exit RCF, positively impacting cash flow but with a neutral effect on total liquidity.

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

Capital Expenditures and Other Projects

We have historically invested a significant portion of our cash flows in the enhancement of our drilling fleet and our ongoing rig equipment replacement and capital maintenance programs. The amount of cash required to meet our capital commitments is determined by evaluating the need to upgrade our rigs to meet specific customer requirements and our rig equipment enhancement, maintenance and replacement programs. We make periodic assessments of our capital spending programs based on current and expected industry conditions and our cash flow forecast. As of the date of this report, we expect total capital expenditures for 2023 to be approximately $120.0 million to $135.0 million.

Other Obligations

As of June 30, 2023, the total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment was $46.1 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Included in the balance is $17.0 million related to prior years’ operations in Egypt.

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
•
future commodity prices, dayrates or utilization;
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
sale or scrapping of retired rigs;
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

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. As of June 30, 2023, our variable interest rate debt included $182.5 million of outstanding borrowings under the Exit RCF, including $3.5 million in payment-in-kind loans and $100.0 million outstanding under our senior secured term loan agreement. At this level of variable-rate debt, the impact of a 100-basis point increase in market interest rates would not have a material effect (estimated $2.8 million increase in interest expense on an annualized basis). Our First Lien Notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

There were no other material changes in our market risk components for the six months ended June 30, 2023. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 7 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of certain material risk factors facing the Company. The risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 are incorporated herein by reference. No material changes have been made to such risk factors as of June 30, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and 2(b) are not applicable.

(c) During the three months ended June 30, 2023, in connection with the vesting of restricted stock units held by our officers and certain other employees, which were awarded under an equity incentive compensation plan, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred in connection with such vesting. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	—	—	N/A	N/A
May 1, 2023 through May 31, 2023	49,569	11.58	N/A	N/A
June 1, 2023 through June 30, 2023	2,082	12.39	N/A	N/A
Total	51,651	$11.61	N/A	N/A

ITEM 5. Other Information.

Items 5(a) and 5(b) are not applicable.

(c) During the quarter ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, in each case as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2023).

3.2	Third Amended and Restated Bylaws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 10, 2023).

10.1	The Diamond Offshore Drilling, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 28, 2023).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date August 8, 2023	By:	/s/ Dominic A. Savarino
Dominic A. Savarino
Senior Vice President and Chief Financial Officer