Form 10-Q
period 2023-09-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2023-11-07
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023 Common stock, $0.0001 par value per share 102,322,002 shares.

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$146,826	$63,041
Restricted cash	25,556	34,293
Accounts receivable	177,123	177,675
Less: allowance for credit losses	(5,698)	(5,622)
Accounts receivable, net	171,425	172,053
Prepaid expenses and other current assets	136,211	48,695
Asset held for sale	1,000	—
Total current assets	481,018	318,082
Drilling and other property and equipment, net of
accumulated depreciation	1,157,337	1,141,908
Other assets	167,453	67,966
Total assets	$1,805,808	$1,527,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,927	$47,647
Accrued liabilities	163,412	166,785
Taxes payable	27,491	30,264
Current finance lease liabilities	15,655	16,965
Total current liabilities	261,485	261,661
Long-term debt	535,194	360,644
Noncurrent finance lease liabilities	117,889	131,393
Deferred tax liability	702	700
Other liabilities	103,377	93,888
Commitments and contingencies (Note 7)
Total liabilities	1,018,647	848,286
Stockholders’ equity:
Preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022)	—	—
Common stock (par value $0.0001, 750,000 shares authorized; 103,189 shares issued and 102,322 shares outstanding at September 30, 2023 and 101,884 shares issued and 101,320 shares outstanding at December 31, 2022)	10	10
Additional paid-in capital	975,177	964,467
Treasury stock	(8,493)	(4,252)
Accumulated deficit	(179,559)	(280,555)
Accumulated other comprehensive income	26	—
Total stockholders’ equity	787,161	679,670
Total liabilities and stockholders’ equity	$1,805,808	$1,527,956

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2023	2022
Revenues:
Contract drilling	$224,929	$189,861
Revenues related to reimbursable expenses	20,029	36,212
Total revenues	244,958	226,073
Operating expenses:
Contract drilling, excluding depreciation	181,954	155,567
Reimbursable expenses	18,662	35,765
Depreciation	27,785	26,069
General and administrative	16,649	16,320
Gain on disposition of assets	(955)	(73)
Total operating expenses	244,095	233,648
Operating income (loss)	863	(7,575)
Other income (expense):
Interest income	161	11
Interest expense, net of amounts capitalized	(13,774)	(10,364)
Foreign currency transaction gain	184	237
Loss on extinguishment of long-term debt	(6,529)	—
Other, net	(485)	172
Loss before income tax (expense) benefit	(19,580)	(17,519)
Income tax (expense) benefit	(125,436)	23,029
Net (loss) income	$(145,016)	$5,510
(Loss) earnings per share
Basic	$(1.42)	$0.05
Diluted	$(1.42)	$0.05
Weighted-average shares outstanding
Basic	102,215	100,875
Diluted	102,215	102,273

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30,
	2023	2022
Revenues:
Contract drilling	$704,302	$516,992
Revenues related to reimbursable expenses	54,240	101,022
Total revenues	758,542	618,014
Operating expenses:
Contract drilling, excluding depreciation	568,390	442,619
Reimbursable expenses	51,454	99,932
Depreciation	83,596	78,714
General and administrative	53,058	52,805
Gain on disposition of assets	(4,102)	(4,802)
Total operating expenses	752,396	669,268
Operating income (loss)	6,146	(51,254)
Other income (expense):
Interest income	173	12
Interest expense, net of amounts capitalized	(38,569)	(28,792)
Foreign currency transaction loss	(3,057)	(285)
Loss on extinguishment of long-term debt	(6,529)	—
Other, net	(502)	1,487
Loss before income tax benefit	(42,338)	(78,832)
Income tax benefit	143,334	28,059
Net income (loss)	$100,996	$(50,773)
Earnings (loss) per share
Basic	$0.99	$(0.51)
Diluted	$0.97	$(0.51)
Weighted-average shares outstanding
Basic	101,681	100,356
Diluted	104,256	100,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands)

	Three Months Ended September 30,
	2023	2022
Net (loss) income	$(145,016)	$5,510
Other comprehensive income, net
Unrealized gain on marketable securities (net of tax of $3)	26	—
Comprehensive (loss) income	$(144,990)	$5,510

	Nine Months Ended September 30,
	2023	2022
Net income (loss)	$100,996	$(50,773)
Other comprehensive income, net
Unrealized gain on marketable securities (net of tax of $3)	26	—
Comprehensive income (loss)	$101,022	$(50,773)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2023

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
July 1, 2023	101,667	$10	$972,445	$(34,543)	$—	627	$(4,986)	$932,926
Net loss	—	—	—	(145,016)	—	—	—	(145,016)
Stock-based compensation, net of tax	655	—	2,732	—	—	240	(3,507)	(775)
Unrealized gain on marketable securities	—	—	—	—	26	—	—	26
September 30, 2023	102,322	$10	$975,177	$(179,559)	$26	867	$(8,493)	$787,161

	Nine Months Ended September 30, 2023

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
January 1, 2023	101,320	$10	$964,467	$(280,555)	$—	564	$(4,252)	$679,670
Net income	—	—	—	100,996	—	—	—	100,996
Stock-based compensation, net of tax	1,002	—	10,710	—	—	303	(4,241)	6,469
Unrealized gain on marketable securities	—	—	—	—	26	—	—	26
September 30, 2023	102,322	$10	$975,177	$(179,559)	$26	867	$(8,493)	$787,161

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended September 30, 2022

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
July 1, 2022	100,131	$10	$957,608	$(233,627)	18	$(139)	$723,852
Net income	—	—	—	5,510	—	—	5,510
Stock-based compensation, net of tax	1,035	—	3,902	—	446	(3,075)	827
September 30, 2022	101,166	$10	$961,510	$(228,117)	464	$(3,214)	$730,189

	Nine Months Ended September 30, 2022

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
January 1, 2022	100,075	$10	$945,039	$(177,344)	—	$—	$767,705
Net loss	—	—	—	(50,773)	—	—	(50,773)
Stock-based compensation, net of tax	1,091	—	16,471	—	464	(3,214)	13,257
September 30, 2022	101,166	$10	$961,510	$(228,117)	464	$(3,214)	$730,189

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income (loss)	$100,996	$(50,773)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	83,596	78,714
Gain on disposition of assets	(4,102)	(4,802)
Loss on extinguishment of long-term debt	6,529	—
Deferred tax provision	(110,651)	(27,162)
Stock-based compensation expense	10,941	16,471
Contract liabilities	(7,111)	(19,725)
Contract assets	(4,183)	1,330
Deferred contract costs, net	(4,576)	(4,193)
Collateral deposits	(16,773)	17,479
Other assets, noncurrent	3,489	(547)
Other liabilities, noncurrent	12,581	(160)
Other	2,089	1,275
Changes in operating assets and liabilities:
Accounts receivable	3,659	(33,575)
Prepaid expenses and other current assets	(29,259)	(979)
Current income tax assets	(49,664)	—
Accounts payable and accrued liabilities	9,902	20,884
Taxes payable	12,742	(16,167)
Net cash provided by (used in) operating activities	20,205	(21,930)
Investing activities:
Capital expenditures	(99,878)	(42,653)
Proceeds from disposition of assets, net of disposal costs	857	5,861
Net cash used in investing activities	(99,021)	(36,792)
Financing activities:
Proceeds from issuance of second lien notes	550,000	—
Borrowings under exit facilities	40,000	69,000
Extinguishment of long-term debt	(192,182)	—
Repayments of exit facilities	(214,000)	—
Debt issuance costs and arrangement fees	(15,140)	—
Principal payment of finance leases	(14,814)	(11,765)
Net cash provided by financing activities	153,864	57,235
Net change in cash, cash equivalents and restricted cash	75,048	(1,487)
Cash, cash equivalents and restricted cash, beginning of period	97,334	62,729
Cash, cash equivalents and restricted cash, end of period	$172,382	$61,242

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (or GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for annual financial statements. The condensed consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Diamond Offshore’s condensed consolidated balance sheets, statements of operations, statements of comprehensive (loss) income, statements of stockholders’ equity and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities. At September 30, 2023 and December 31, 2022, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

Asset Held for Sale

We reported the $1.0 million carrying value of the Ocean Monarch as “Asset held for sale” in our unaudited Condensed Consolidated Balance Sheet at September 30, 2023. A broker has been engaged to assist in marketing the rig for sale.

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

The managed rigs West Auriga and West Vela commenced operations in the U.S. Gulf of Mexico (or GOM) in 2022. Both rigs are currently under contract; however, we expect each rig to complete their respective contracts in 2024.

Upon commencement of drilling operations, the MSA for both rigs was suspended and replaced by a charter agreement for the duration of the drilling contracts. We entered into the drilling contract directly with the customer and recognize revenue under the terms of the contract. We report such revenue as “Contract drilling revenue” in our unaudited Condensed Consolidated Statements of Operations. In addition, we have determined that the charter arrangement is an operating lease, and the related charter fee has been reported as lease expense within "Contract drilling, excluding depreciation" in our unaudited Condensed Consolidated Statements of Operations.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities related to our contracts with customers (in thousands):

	September 30,	December 31,
	2023	2022
Trade receivables	$170,596	$155,956
Current contract assets (1)	4,324	141
Current contract liabilities (deferred revenue) (1)	(4,888)	(11,513)
Noncurrent contract liabilities (deferred revenue) (1)	—	(487)
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

Changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Contract	Contract
	Assets	Liabilities
Balance as of December 31, 2022	$141	$(12,000)
Decrease due to amortization of revenue included in the beginning contract liability balance	—	9,266
Increase due to cash received, excluding amounts recognized as revenue during the period	—	(2,154)
Increase due to revenue recognized during the period but contingent on future performance	6,551	—
Decrease due to transfer to receivables during the period	(2,368)	—
Balance as of September 30, 2023	$4,324	$(4,888)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects the specified types of revenue expected to be recognized in the future related to unsatisfied performance obligations as of September 30, 2023 (in thousands):

	For the Years Ending December 31,
	2023 (1)	2024	Total
Mobilization and contract preparation revenue	$(633)	$(933)	$(1,566)
Capital modification revenue	(1,673)	(1,649)	(3,322)
Total	$(2,306)	$(2,582)	$(4,888)
(1)
Represents the three-month period beginning October 1, 2023.

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

3. Supplemental Financial Information

Unaudited Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Trade receivables	$170,596	$155,956
Value added tax receivables	5,560	6,075
Related party receivables	42	73
Federal income tax receivables	—	9,450
Other	925	6,121
	177,123	177,675
Allowance for bad debts	(5,698)	(5,622)
Total	$171,425	$172,053

The allowance for credit losses at September 30, 2023 and December 31, 2022 represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 4 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Current income tax asset	$49,664	$—
Prepaid taxes	21,918	16,922
Deferred contract costs	17,525	14,373
Collateral deposit	16,773	—
Rig spare parts and supplies	10,824	5,091
Prepaid insurance	4,457	3,022
Current contract assets	4,324	141
Prepaid rig costs	4,185	4,001
Software maintenance agreements and subscriptions	1,560	1,212
Deferred survey costs	1,240	838
Other	3,741	3,095
Total	$136,211	$48,695

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Contract advances	$52,414	$52,743
Rig operating costs	36,692	39,288
Payroll and benefits	33,211	29,408
Accrued capital project/upgrade costs	13,764	8,419
Personal injury and other claims	6,198	3,738
Shorebase and administrative costs	5,457	4,365
Current operating lease liability	4,905	13,480
Deferred revenue	4,888	11,513
Interest payable	1,334	1,897
Deposit for equipment sale	1,207	1,670
Other	3,342	264
Total	$163,412	$166,785

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Noncurrent deferred tax assets	$121,264	$10,612
Operating lease right of use assets	18,810	30,332
Noncurrent receivables	8,677	13,030
Noncurrent milestone payments	5,804	856
Deferred debt arrangement fees	4,188	6,716
Deferred inspection costs, noncurrent	3,829	2,489
Noncurrent deposits	1,461	1,531
Other	3,420	2,400
Total	$167,453	$67,966

Unaudited Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Accrued but unpaid capital expenditures at period end	$13,764	$2,226
Common stock withheld for payroll tax obligations (1)	4,241	3,214
Cash interest payments	30,552	17,718
Cash income taxes paid, net of (refunds):
Foreign	5,603	12,187
U.S. Federal	(5,019)	2,855
State	1	—

(1)
Represents the cost of 302,833 and 463,951 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock and restricted stock units during the nine-month periods ended September 30, 2023 and September 30, 2022, respectively, which is presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets.

4. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk corresponds primarily to trade receivables. The market for our services is the offshore oil and gas industry, and our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At September 30, 2023, we believed that we had potentially significant concentrations of credit risk due to the number of rigs we had contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. At September 30, 2023, we had not required any credit enhancements by our customers or required any to pay for services in advance. We have historically used the specific identification method to identify and reserve for uncollectible accounts. The amounts reserved for uncollectible accounts in previous periods have not been significant, individually or in comparison to our total revenues. At September 30, 2023, $6.6 million in trade receivables were considered past due by 30 days or more, of which $5.5 million have been fully reserved. The remaining $1.1 million were less than a year past due. We are working with our customers to resolve any billing issues and expect that the outstanding receivables will be collected or resolved.

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

For purposes of calculating our current estimate of credit losses at September 30, 2023 and December 31, 2022, all trade receivables were deemed to be in a single risk pool based on their credit ratings at each respective period. Our current estimate of credit losses under CECL was $0.2 million at both September 30, 2023 and December 31, 2022. Our total allowance for credit losses was $5.7 million and $5.6 million at September 30, 2023 and December 31, 2022, respectively. See Note 3 “Supplemental Financial Information.”

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

Assets and liabilities measured at fair value are summarized below (in thousands).

	September 30, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets (Liabilities) at Fair Value	Total Losses for Nine Months Ended (2)
Recurring fair value measurements:
Short-term investments (1)	$109,880	$—	$—	$109,880	$—
Liability-classified Director restricted stock units	(1,417)	—	—	(1,417)	(413)

(1)
Represents short-term investments in debt securities classified as available-for-sale. As the original maturities of these debt securities are three months or less, we have reported that our $109.9 million investment in these debt securities as Cash and cash equivalents in our unaudited Condensed Consolidated Balance Sheet at September 30, 2023.
(2)
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

We believe that the carrying amounts of our other financial assets and liabilities (excluding our Second Lien Notes, Exit Term Loans and First Lien Notes (each as defined below in Note 6 “Long-Term Debt”)), which are not measured at fair value in our unaudited Condensed Consolidated Balance Sheets, approximate fair value based on the following assumptions:

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

Our long-term debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, our long-term debt would be considered Level 2 liabilities. The fair value of these instruments was derived using valuation specialists at September 30, 2023 and December 31, 2022.

Fair values and related carrying values of our long-term debt are shown below (in millions).

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Second Lien Notes	$550.4	$550.0	$—	$—
Exit Term Loans	—	—	91.1	100.0
First Lien Notes	—	—	78.3	85.3

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

5. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	September 30,	December 31,
	2023	2022
Drilling rigs and equipment	$1,219,768	$1,126,793
Finance lease right of use asset	174,571	174,571
Land and buildings	10,034	10,001
Office equipment and other	3,492	2,515
Cost	1,407,865	1,313,880
Less: accumulated depreciation	(250,528)	(171,972)
Drilling and other property and equipment, net	$1,157,337	$1,141,908

6. Long-Term Debt

At September 30, 2023 and December 31, 2022, the carrying value of our long-term debt, net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

	September 30,	December 31,
	2023	2022
$550 Million Senior Secured Second Lien Notes due 2030	$535,194	$—

Exit Debt
Borrowings under Exit RCF	—	177,478
$100.0 Million Exit Term Loan	—	99,190
9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027	—	83,976
Total Exit Debt, net	—	360,644
Total long-term debt, net	$535,194	$360,644

Second Lien Notes

On September 21, 2023, Diamond Foreign Asset Company (or DFAC), a wholly owned subsidiary of Diamond Offshore Drilling, Inc. (or DODI), and Diamond Finance, LLC, a wholly owned subsidiary of DFAC (or, together with DFAC, the Issuers), issued $550.0 million aggregate principal amount of 8.5% Senior Secured Second Lien Notes due 2030 (or Second Lien Notes) in a private placement (or Notes Offering) conducted pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The Second Lien Notes were issued at par for net proceeds of approximately $540 million after deduction of certain estimated offering expenses. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by DODI and each of its existing restricted subsidiaries (other than the Issuers) and by certain of DODI’s future restricted subsidiaries (other than the Issuers) that guarantee any debt of the Issuers or any guarantor under any syndicated credit facility or capital markets debt in an aggregate principal amount in excess of a certain amount (or, collectively, the Subsidiary Guarantors and, together with DODI, the Guarantors). The Second Lien Notes and the related guarantees are secured on a second-priority basis, subject to certain permitted liens, by substantially all the assets of, and equity interests in, the Issuers and the Subsidiary Guarantors.

The Second Lien Notes are governed by an Indenture, dated as of September 21, 2023 (or Indenture), entered into among the Issuers, DODI and certain of its subsidiaries named therein and HSBC Bank USA, National Association (or HSBC), as trustee (or Trustee) and collateral agent (or Collateral Agent). The Second Lien Notes will mature on October 1, 2030. Interest on the Second Lien Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2024. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, by the Guarantors and by each of DODI’s existing restricted subsidiaries (other than the Issuers) that is a borrower under or a guarantor of our revolving credit facility (see “– Amended Revolving Credit Agreement”) and certain future subsidiaries.

On or after October 1, 2026, the Issuers may, at their option, redeem all or any portion of the Second Lien Notes from time to time upon not less than 10 days nor more than 60 days prior notice, at the redemption prices set forth below, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. The following prices are for Second Lien Notes redeemed during the 12-month period commencing on October 1 of the years set forth below, and are expressed as percentages of principal amount:

Redemption Year	Price
2026	104.250%
2027	102.125%
2028 and thereafter	100.000%

At any time and from time to time, prior to October 1, 2026, the Issuers may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the Second Lien Notes issued under the Indenture (including any additional Second Lien Notes, if any) with an amount equal to or less than the net cash proceeds of one or more equity offerings, at a redemption price equal to 108.500% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to but excluding, the redemption date provided, however, that immediately after giving effect to any such redemption, at least 65% of the original aggregate principal amount of Second Lien Notes issued on the issue date (excluding Second Lien Notes held by DODI or its subsidiaries) remains outstanding.

In addition, at any time prior to October 1, 2026, the Issuers may redeem up to 10% of the original aggregate principal amount of the Second Lien Notes issued under the Indenture (including additional Second Lien Notes, if any) during any twelve-month period at a redemption price equal to 103.000% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

At any time prior to October 1, 2026, the Issuers may redeem some or all of the Second Lien Notes at a price equal to 100% of the principal amount of the Second Lien Notes redeemed, plus accrued and unpaid interest, if any, to, but not including, the redemption date, plus a “make-whole” premium.

The Indenture contains covenants that, among other things, restrict DODI’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue certain preferred stock; (ii) incur or create liens; (iii) make certain dividends, distributions, investments and other restricted payments; (iv) sell or otherwise dispose of certain assets; (v) engage in certain transactions with affiliates; and (vi) merge, consolidate, amalgamate or sell, transfer, lease or otherwise dispose of all or substantially all of the DODI’s assets. These covenants are subject to important exceptions and qualifications. In addition, many of these covenants will be suspended with respect to the Second Lien Notes during any time that the Second Lien Notes have investment grade ratings from at least two rating agencies and no default with respect to the Second Lien Notes has occurred and is continuing.

Upon the occurrence of certain Change of Control Triggering Event (as defined in the Indenture), the Issuers may be required to make an offer to repurchase all of the Second Lien Notes then outstanding at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

We used a portion of the net proceeds from the Notes Offering to fully repay outstanding borrowings and terminate our Exit Term Loan Credit Facility (as defined below), redeem in full our 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or First Lien Notes) and repay all amounts outstanding under the Exit RCF (as defined below). We intend to use the remaining net proceeds for general corporate purposes.

The Second Lien Notes were valued at par and are presented net of debt issuance costs of $14.8 million, which are being amortized as interest expense over the stated maturity of the notes using the effective interest method. At September 30, 2023, the effective interest rate on the Second Lien Notes was 9.02%.

Amended Revolving Credit Agreement

On April 23, 2021, we entered into a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provided for a $400.0 million senior secured revolving credit facility and also provided for certain lenders (or the LC Lenders) to issue up to $100.0 million of letters of credit thereunder (or the Exit RCF). As a result of the resignation of two LC Lenders since entering into the Exit Revolving Credit Agreement, the aggregate amount of the commitments of the LC Lenders to issue letters of credit under the Exit RCF was reduced from $100.0 million to $75.0 million effective September 30, 2022, and further reduced to $50.0 million effective March 23, 2023.

On June 13, 2023, Wells Fargo Bank, National Association (or Wells Fargo) gave notice of its resignation as Collateral Agent, Administrative Agent and Issuing Lender (as such terms are defined in the Exit Revolving Credit Agreement) under the Exit Revolving Credit Agreement. And on August 10, 2023, DODI entered into an Agency Assignment Agreement and Master Assignment of Liens (or Agency Assignment Agreement) pursuant to which HSBC was appointed (i) as successor administrative agent under the Exit Revolving Credit Agreement and our $100,000,000 Term Loan Agreement, dated as of April 23, 2021 (or the Exit Term Loan Agreement), and (ii) as collateral agent under the Company’s Collateral Agency and Intercreditor Agreement, dated as of April 23, 2021 (or Intercreditor Agreement). Other than as modified by the Agency Assignment Agreement, each of the Exit Revolving Credit Agreement, the Exit Term Loan Agreement and the Intercreditor Agreement remained in full force and effect. In connection with this change, Wells Fargo, as resigning administrative agent under the Exit Revolving Credit Agreement and Exit Term Loan Agreement and as resigning collateral agent under the Intercreditor Agreement, assigned to HSBC, and HSBC assumed, all of the rights and obligations of Wells Fargo in such capacities under the Exit Revolving Credit Agreement, the Exit Term Loan Agreement and the Intercreditor Agreement, respectively.

Wells Fargo continues to have all of the rights and obligations of an Issuing Lender under the Exit RCF with respect to letters of credit issued by it prior to its resignation but, after the effective date of its resignation, is not required to issue additional letters of credit or extend, renew or increase the outstanding letters of credit. Wells Fargo had previously committed to issue up to $25.0 million in letters of credit under the Exit RCF. The LC Lenders, including Wells Fargo, have committed to issue letters of credit under the Exit RCF up to $50.0 million in total. As a result of the resignation of Wells Fargo, the aggregate amount of the commitments of the LC Lenders to issue letters of credit under the Exit RCF is $25.0 million. Wells Fargo had previously issued letters of credit under the Exit RCF aggregating $16.9 million and $1.9 million, which would have expired in October 2023 and May 2024, respectively. The $16.9 million letter of credit was subsequently called by the holder upon replacement of Wells Fargo as Collateral Agent, Administrative Agent and Issuing Lender. We have since cash collateralized the performance bond placed by a third party (see Note 7 “Commitments and Contingencies”). Upon expiration of the letter of credit, Wells Fargo will have no further obligation as an Issuing Lender with respect to letters of credit.

On September 12, 2023, DFAC, as borrower, DODI, as parent, certain of the lenders party thereto, and HSBC, as administrative agent and collateral agent, entered into an amendment (or Credit Agreement Amendment) to the Exit Revolving Credit Agreement. The Credit Agreement Amendment amended the Exit RCF (or, as amended, the Amended RCF) to, among other things, (i) reduce the aggregate commitment of the lenders thereunder from $400.0 million to $300.0 million, (ii) permit the Notes Offering and (iii) provide for obligations in respect of letters of credit in an aggregate principal amount not to exceed $50.0 million. The Credit Agreement Amendment became effective concurrently with the consummation of the Notes Offering, which was conditioned on the Credit Agreement Amendment becoming effective.

On October 24, 2023, Barclays Bank PLC (or Barclays), gave notice of its resignation as an LC Lender under the Amended RCF. Barclays’ resignation will become effective on November 23, 2023, at which time our capacity for the issuance of additional letters of credit under the Amended RCF will be reduced to zero.

Borrowings under the Amended RCF may be used to finance capital expenditures, for working capital and other general corporate purposes. Availability of borrowings under the Amended RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings, as provided in the Credit Agreement Amendment.

On September 21, 2023, we repaid the aggregate principal amount of borrowings outstanding under the Amended RCF of approximately $189.0 million plus accrued and unpaid interest thereon through the repayment date in full with a portion of the proceeds of the Notes Offering. In addition, we wrote off a pro rata portion of unamortized deferred debt arrangement fees related to the reduction in borrowing capacity under the Amended RCF. We reported the $1.3 million write-off of fees as “Loss on extinguishment of long-term debt” in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

At September 30, 2023 and November 6, 2023, we had no borrowings outstanding under the Amended RCF and had utilized $1.9 million for the issuance of letters of credit. The outstanding letter of credit will expire on maturity in May 2024, unless replaced. At November 6, 2023, we had no borrowings outstanding under the Amended RCF. As of November 6, 2023, approximately $298.1 million was available for borrowings under the Amended RCF subject to its terms and conditions. There was no capacity to issue additional letters of credit under the Amended RCF.

At September 30, 2023, we were in compliance with all covenants under the Second Lien Notes and Amended RCF.

$100.0 Million Exit Term Loan

Our Exit Term Loan Agreement provided for a $100.0 million senior secured term loan credit facility (or the Exit Term Loan Credit Facility) which was to mature on April 22, 2027. A portion of the proceeds of the Notes Offering was used to repay $100.0 million in borrowings (or the Exit Term Loans) under the Exit Term Loan Facility and accrued and unpaid interest thereon through the redemption date. As a result of the repayment of the Exit Term Loans, we wrote off $0.7 million in unamortized deferred arrangement fees as “Loss on extinguishment of long-term debt” in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027

We repaid our First Lien Notes in the aggregate principal amount of $85.3 million in full, including accrued and unpaid interest thereon through the end of the period at 104% in accordance with the associated indenture with a portion of the proceeds of the Notes Offering. The $3.4 million call premium paid on retirement of the First Lien Notes, in addition to the write-off of $(0.6) million and $1.7 million of unamortized premium and deferred arrangement fees, respectively, have been reported as “Loss on extinguishment of long-term debt” in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023.

Upon retirement of the First Lien Notes, unfunded delayed draw commitments aggregating $39.7 million under the indenture governing the First Lien Notes also terminated.

Collateral Agency Agreement

On September 21, 2023, DODI, the Issuers and the Subsidiary Guarantors that are also grantors of collateral entered into an amended and restated collateral agency and intercreditor agreement with the Trustee, the Collateral Agent and HSBC, as administrative agent under the Amended RCF (or Collateral Agency Agreement). The Collateral Agency Agreement, among other things, sets forth the terms on which the Collateral Agent will receive, hold, administer, maintain, enforce and distribute the proceeds of all liens upon any property of the Issuers and the Guarantors at any time held by it, for the benefit of the current and future holders of First Lien Obligations and Junior Lien Obligations (each as defined in the Collateral Agency Agreement) as well as establishing the priority of the liens on the collateral as between the First Lien Obligations and Junior Lien Obligations.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for certain of these taxes and the related penalties and interest and, accordingly, have recorded a $13.9 million and $12.4 million liability at September 30, 2023 and December 31, 2022, respectively, in “Other liabilities” in our unaudited Condensed Consolidated Balance Sheets. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At September 30, 2023, our estimated liability for personal injury claims was $16.1 million, of which $6.2 million and $9.9 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2022, our estimated liability for personal injury claims was $18.3 million, of which $3.7 million and $14.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•
the severity and volume of personal injuries claimed;
•
the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•
inconsistent court decisions; and
•
the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At September 30, 2023, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

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

Letters of Credit and Other. As of September 30, 2023, an aggregate of $18.8 million in bonds and letters of credit had been issued on our behalf in connection with certain customs, tax assessment and tenant security deposit requirements. Of this amount, approximately $16.8 million had been cash collateralized as of September 30, 2023. An additional $1.9 million was collateralized by a letter of credit issued under our Amended RCF, which cannot require additional collateral except in events of default, or until its maturity in May 2024, if not replaced.

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

We recorded a net income tax expense of $125.4 million and income tax benefit of $143.3 million for the three-month and nine-month periods ended September 30, 2023, respectively, inclusive of a net $14.5 million additional tax expense with respect to prior years’ operations in Egypt upon final judgment by the Egyptian tax court. The effective tax rates are the result of the mix of pre-tax income and loss across jurisdictions, including significant losses in jurisdictions with zero percent tax rates resulting in no benefit. The impact is compounded by the amount of our year-to-date pre-tax loss.

9. (Loss) Earnings Per Share

We compute basic earnings (loss) per share by dividing net (loss) income available to holders of our common stock by the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue our common stock (common stock equivalents) were exercised or converted into common stock. Basic and diluted earnings per share (or EPS) was calculated in accordance with the treasury stock method, and includes all potentially dilutive stock equivalents, including warrants, restricted stock awards, restricted stock unit awards and performance stock unit awards.

A reconciliation of the numerators and denominators of our basic and diluted EPS computations are summarized as follows (in thousands).

	Three Months Ended September 30,
	2023	2022
Net (loss) income – basic and diluted numerator	$(145,016)	$5,510
Weighted average shares – basic (denominator):	102,215	100,875
Dilutive effect of stock-based awards	—	1,398
Weighted average shares including conversions – diluted (denominator)	102,215	102,273

	Nine Months Ended September 30,
	2023	2022
Net income (loss) – basic and diluted numerator	$100,996	$(50,773)
Weighted average shares – basic (denominator):	101,681	100,356
Dilutive effect of stock-based awards	2,575	—
Weighted average shares including conversions – diluted (denominator)	104,256	100,356

No amounts are allocated to non-vested share awards for the periods with a net loss position, as the inclusion of such amounts would have been antidilutive to earnings per share.

The computation of EPS for the nine-month period ended September 30, 2023 and the three-month period ended September 30, 2022 excluded non-vested stock-based awards of 166 shares and 103,939 shares, respectively, as the inclusion of such would have been antidilutive for the periods.

As of September 30, 2023, we had 7.5 million stock warrants outstanding (or Warrants) to purchase shares of our common stock that were exercisable for one share of common stock per warrant at an exercise price of $29.22. The Warrants are exercisable until they expire on April 23, 2026. The presumed exercise of these Warrants into shares of our common stock would have an antidilutive effect as the exercise price per warrant exceeded the average price of our common stock and they have been excluded from the computation of EPS for all periods presented.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At September 30, 2023, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed during the periods presented, which may not be indicative of where the rigs are currently located.

The following tables provide information about disaggregated revenue by country (in thousands):

	Three Months Ended September 30, 2023
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$123,140	$8,885	$132,025
United Kingdom	36,207	4,839	41,046
Senegal	29,365	3,539	32,904
Brazil	18,982	—	18,982
Australia	17,235	2,766	20,001
Total	$224,929	$20,029	$244,958

	Nine Months Ended September 30, 2023
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$357,650	$29,974	$387,624
United Kingdom	113,750	10,491	124,241
Senegal	135,360	9,247	144,607
Brazil	60,710	—	60,710
Australia	36,832	4,528	41,360
Total	$704,302	$54,240	$758,542

	Three Months Ended September 30, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$70,970	$26,917	$97,887
United Kingdom	26,111	2,520	28,631
Senegal	46,274	2,603	48,877
Brazil	21,564	—	21,564
Australia	24,616	4,049	28,665
Myanmar	326	123	449
Total	$189,861	$36,212	$226,073

	Nine Months Ended September 30, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$226,425	$69,121	$295,546
United Kingdom	47,506	6,407	53,913
Senegal	100,094	8,451	108,545
Brazil	60,583	—	60,583
Australia	72,475	10,095	82,570
Myanmar	9,909	6,948	16,857
Total	$516,992	$101,022	$618,014

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

Market Overview

Energy industry fundamentals continue to support the global growth cycle in our business. Commodity prices rose substantially during the third quarter of 2023, as the focus on energy security and OPEC+ actions interacted with strong oil demand. Brent crude oil prices increased approximately 29% during the quarter, closing in the mid-$90 per barrel range. Potential further upside in commodity prices remains, as significant draws in both U.S. and OECD inventories have driven global inventories of petroleum and other liquids stocks to their lowest levels in 20 years, according to industry reports. An expansion of conflict in the Middle East may result in oil supply disruptions and cause further volatility in commodity prices. According to industry data, approximately 25 percent of oil production in the third quarter of 2023 came from the Middle East. Against this backdrop of robust commodity prices, industry experts believe that the oil and gas industry is staged for a meaningful increase of approximately 30% in greenfield capital commitments in 2023 versus 2022, with current projections estimating approximately $171 billion in 2023 greenfield upstream projects, of which 60% is attributable to offshore projects. With approximately $90 billion sanctioned thus far, 95% of the remaining $9 billion to be sanctioned has a breakeven oil price of less than $40 per barrel.

The positive dynamics of increased offshore spending and the push for diversity of commodity supply continue to drive improving demand for floating drilling rigs as demonstrated in the increased volume of incoming tenders for floating rigs. According to S&P Global, incoming floating rig tenders for the first nine months of 2023 as measured in rig-years of demand represent the highest levels since 2012. This increase in recent tendering activity continues to build visibility for deepwater rig demand, supported by the increased duration and lead times from contract award to commencement of service for floater contracts signed so far in 2023, as operators become more willing to commit to longer periods for deepwater drilling capacity. According to industry analysts, lead times and duration for drillship contracts signed in 2023 year to date were 0.8 years and 1.5 years, respectively, which represent levels not seen since 2013. Several multi-year multi-rig tenders have come to market for the Golden Triangle (a common reference for the deepwater and ultra-deepwater regions of the Gulf of Mexico, southeast Brazil and West Africa) with commencement dates in 2025 and 2026, which will further increase the average lead time and duration of contracts booked once these tenders are concluded.

The strong demand for deepwater drilling rigs continues to support increasing rates and utilization for ultra-deepwater drilling rigs, with current dayrates in the mid $400,000 per day range, and marketed utilization approaching 95%. Combined with the longer duration and lead times of recent tenders, these factors have resulted in compelling economics for rig reactivations, with idle capacity continuing to enter the market. The return of idle capacity to the market may adversely affect utilization and dayrates. While there is a possibility for additional stranded rigs to enter the market, the remaining inventory of idle rig capacity has decreased significantly and the owners of this capacity have exhibited capital discipline as it relates to reactivations. The anticipated growth in upstream capital spending continues to drive further increases in rig demand and may mitigate the long-term impact of future rig reactivations. Further, supply chain constraints and inflationary pressures could limit the pace at which these additional rigs return to the market, with some analysts estimating the average time for rig reactivations of approximately 12 to 18 months at costs approaching $100 million and $350 million for stacked and stranded assets, respectively, as of the date of this report. Despite policy tightening by major central banks and a moderating pace of world economic expansion, inflationary pressures remain elevated, which may result in continued upward pressure on operating expenses for offshore drillers.

In addition to market factors, customer capital allocation decisions will continue to affect demand for our services. Customer investment mixes over time, coupled with energy demand and regulatory measures, could adversely impact demand for offshore drilling services in the long term. Notwithstanding this possibility, global energy demand continues to be strong and energy supply growth remains constrained. We expect increased investment in both traditional and renewable sources of energy to be required in the future, much of which we expect to be invested in finding and producing hydrocarbons in the offshore segment. Industry experts continue to expect oil and gas to remain the largest sources of global energy in the foreseeable future.

See “– Contract Drilling Backlog” for future commitments of our rigs during the remainder of 2023 through 2027.

Contract Drilling Backlog

We believe that our contract drilling backlog provides a useful indicator of our future revenue-earning opportunities. Our contract drilling backlog, as presented below, includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. The contract period is based on the number of stated days for fixed-term contracts or an estimated duration (in days) for contracts based on a fixed number of wells. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue earned and the actual periods during which revenues are earned may be different than the amounts and periods shown in the tables below due to various factors. Our utilization rates, which generally have been in the range of 92-98% during contracted periods, can be adversely impacted due to various operating factors including unscheduled repairs and maintenance, weather conditions, and other factors. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. Revenue is generally not earned during periods of downtime for regulatory surveys; however, certain contracts may provide for reduced revenue during the survey period. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

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

The following table reflects our contract drilling backlog as of October 1, 2023 (based on information available at that time), January 1, 2023 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2022), and October 1, 2022 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022) (in millions).

	October 1, 2023 (1)	January 1, 2023 (1)	October 1, 2022 (1) (2)
Contract Drilling Backlog	$1,406	$1,788	$1,596

(1)
Includes contract backlog of $156.3 million, $307.7 million and $300.8 million at October 1, 2023, January 1, 2023 and October 1, 2022, respectively, attributable to customer drilling contracts secured for rigs managed, but not owned, by us. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.
(2)
Previously reported contract backlog at October 1, 2022 included $73.4 million attributable to the term of a contract for the Ocean Patriot for which the customer executed its right to terminate the drilling contract.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of October 1, 2023 (in millions).

	For the Years Ending December 31,
	Total	2023 (1)	2024	2025	2026	2027
Contract Drilling Backlog (2)	$1,406	$270	$789	$144	$106	$97

(1)
Represents the three-month period beginning October 1, 2023.
(2)
Includes contract backlog of $71.7 million and $84.6 million in the remainder of 2023 and in 2024, respectively, attributable to customer drilling contracts secured for two rigs managed under an arrangement with an offshore drilling company (or the MSA) whereby we provide management services for certain of its rigs.

The following table reflects the percentage of rig days per year committed as of October 1, 2023. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Years Ending December 31,
	2023 (1)	2024	2025	2026	2027
Percentage of Rig Days Committed (2)	77%	54%	11%	8%	8%

(1)
Represents the three-month period beginning October 1, 2023.
(2)
As of October 1, 2023, includes approximately 95 rig days currently known and scheduled for shipyard projects, including capital upgrades, surveys and contract preparation activities for the remainder of 2023.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Regulatory Surveys and Planned Downtime. We perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs and an intermediate survey, which is performed every two-and-one-half years, for our North Sea rigs. Our operating income is negatively impacted when we perform these required regulatory surveys due to planned downtime during the inspection period. Our operating income is also reduced by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the remainder of 2023, we expect to incur approximately 95 days of planned downtime, including approximately 61 days for capital modifications, contract preparation and acceptance testing activities for the Ocean Courage, approximately 17 days for contract preparation and mobilization activities for the Ocean BlackHawk, and approximately 17 days for standby, mobilization or demobilization of rigs between well sites. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, repairs, contract preparation, rig mobilizations and other shipyard projects. See “ – Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico, as defined by the relevant insurance policy. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our results of operations, financial condition, and cash flows. Under our current insurance policy, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $10.0 million per occurrence. In addition, we currently carry loss-of-hire insurance on certain of our owned rigs to cover lost cash flow when a rig is damaged (other than when caused by named windstorms in the U.S. Gulf of Mexico).

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

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. We believe that R-E days provide a comparative measurement of the activity level of our fleet, rig utilization is an indicator of our ability to secure work for and the operational efficiency of our fleet and average daily revenue provides a comparative measure for our revenue-earning performance. We utilize these performance indicators in the review of our business and operating results and believe these are useful metrics for investors to utilize in evaluating our performance. The tables presented below include these three key performance indicators and other comparative data relating to our revenues and operating expenses for the respective periods (in thousands, except days, daily amounts and percentages) for the three-month periods ended September 30, 2023 and June 30, 2023 and the nine-month periods ended September 30, 2023 and September 30, 2022.

Results for the Three-Month Periods Ended September 30, 2023 and June 30, 2023

	Three Months Ended
	September 30,	June 30,
	2023	2023
REVENUE-EARNING DAYS (1)	732	887
UTILIZATION (2)	57%	70%
AVERAGE DAILY REVENUE (3)	$307,200	$298,700

CONTRACT DRILLING REVENUE	$224,929	$264,990
REVENUE RELATED TO REIMBURSABLE EXPENSES	20,029	16,573
TOTAL REVENUES	$244,958	$281,563
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$181,954	$212,947
REIMBURSABLE EXPENSES	$18,662	$15,579
OPERATING INCOME (LOSS)
Contract drilling services, net	$42,975	$52,043
Reimbursable expenses, net	1,367	994
Depreciation	(27,785)	(27,906)
General and administrative expense	(16,649)	(16,824)
Gain on disposition of assets	955	1,933
Total Operating Income	$863	$10,240
Other income (expense):
Interest income	161	5
Interest expense, net of amounts capitalized	(13,774)	(12,755)
Foreign currency transaction gain (loss)	184	(1,968)
Loss on extinguishment of long-term debt	(6,529)	—
Other, net	(485)	136
Loss before income tax benefit	(19,580)	(4,342)
Income tax (expense) benefit	(125,436)	243,125
NET (LOSS) INCOME	$(145,016)	$238,783
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

Three Months Ended September 30, 2023 Compared to Three Months Ended June 30, 2023

Contract Drilling Revenue. Contract drilling revenue decreased $40.1 million during the three months ended September 30, 2023 compared to the three months ended June 30, 2023, primarily due to a 155-day decrease in R-E days ($46.3 million), partially offset by the favorable impact of higher average daily revenue earned ($6.2 million). Results for the third quarter of 2023 included $4.3 million in revenue associated with the termination of a second well option program for the Ocean Apex.

R-E days decreased during the third quarter of 2023, compared to the second quarter of 2023, primarily due to downtime associated with a shipyard project for the Ocean BlackHawk prior to the rig’s mobilization to the U.S. Gulf of Mexico (or GOM) for a one-year contract (86 days), the warm stacking of the Ocean Patriot between contracts (88 days) and an aggregate net decrease in R-E days for other rigs in our fleet (22 days). The decrease in R-E days was partially offset by incremental operating days for the Ocean Apex (41 days), which was in a shipyard for a special survey and regulatory and other upgrades during the second quarter of 2023.

Revenue Related to Reimbursable Expenses. During the third quarter of 2023, we recognized gross reimbursable revenue and expenses of $20.0 million, including $2.1 million earned under the MSA. Gross reimbursable revenue and expenses for the second quarter of 2023 were $16.6 million, of which none was earned under the MSA.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation decreased $31.0 million during the third quarter of 2023, compared to the second quarter of 2023, and was primarily attributable to the absence of mobilization costs associated with the mobilization of the Ocean BlackHawk from Senegal to a shipyard in the Canary Islands in the second quarter, combined with the deferral of contract preparation costs associated with the rig being readied for its new contract in the GOM.

Loss on Extinguishment of Long-Term Debt. Concurrent with our issuance of $550 million aggregate principal amount of new debt in September 2023, we repaid all our previously outstanding debt and amended our revolving credit facility to reduce the borrowing capacity thereunder. We recognized a $6.5 million loss on extinguishment of debt, primarily related to the retirement of a portion of our then existing debt at a premium ($3.4 million) and the write off of deferred issuance costs related to the retired debt and reduction in borrowing capacity ($3.1 million).

Income Tax Benefit. We estimate our annual effective tax rate (or AETR) for continuing operations in recording our interim quarterly income tax provision, considering the various jurisdictions in which we operate. We exclude discrete tax adjustments from the computation of the AETR and record such adjustments in the quarter in which they occur.

We recorded a net income tax expense of $125.4 million for the three months ended September 30, 2023. For the three months ended June 30, 2023, we recorded a net income tax benefit of $243.1 million. The effective tax rate for the quarter ended September 30, 2023 is a result of the mix of pre-tax income and loss across jurisdictions, including significant losses in jurisdictions with zero percent tax rates resulting in no tax benefit.

Results for the Nine-Month Periods Ended September 30, 2023 and September 30, 2022

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
REVENUE-EARNING DAYS	2,408	2,253
UTILIZATION	63%	65%
AVERAGE DAILY REVENUE	$292,500	$229,400

CONTRACT DRILLING REVENUE	$704,302	$516,992
REVENUE RELATED TO REIMBURSABLE EXPENSES	54,240	101,022
TOTAL REVENUES	$758,542	$618,014
CONTRACT DRILLING EXPENSE, EXCLUDING DEPRECIATION	$568,390	$442,619
REIMBURSABLE EXPENSES	$51,454	$99,932
OPERATING INCOME (LOSS)
Contract drilling services, net	$135,912	$74,373
Reimbursable expenses, net	2,786	1,090
Depreciation	$(83,596)	(78,714)
General and administrative expense	(53,058)	(52,805)
Gain on disposition of assets	4,102	4,802
Total Operating Income (Loss)	$6,146	$(51,254)
Other income (expense):
Interest income	173	12
Interest expense, net of amounts capitalized	(38,569)	(28,792)
Foreign currency transaction loss	(3,057)	(285)
Loss on extinguishment of long-term debt	(6,529)	—
Other, net	(502)	1,487
Loss before income tax benefit	(42,338)	(78,832)
Income tax benefit	143,334	28,059
NET INCOME (LOSS)	$100,996	$(50,773)

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Contract Drilling Revenue. Contract drilling revenue increased $187.3 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Comparing the periods, the increase in contract drilling revenue was the result of higher average daily revenue earned ($151.8 million), combined with a 155-day increase in R-E days ($35.5 million).

Average daily revenue for the nine months ended September 30, 2023 increased compared to the prior year period, primarily due to dayrates earned by the Ocean BlackHornet and West Auriga, which operated under new contracts or extensions during 2023 at higher dayrates than those earned in the same period of 2022. Contract drilling revenue for the nine months ended September 30, 2023 also included revenue for the Ocean GreatWhite and West Vela, which commenced drilling operations after the third quarter of 2022, as well as $16.5 million in revenue related to the early termination of drilling contracts for the Ocean Patriot and the Ocean Apex.

The increase in R-E days for the first nine months of 2023, compared to the first nine months of 2022, was the result of incremental R-E days for the Ocean GreatWhite (183 days), and our two managed rigs (278 days). R-E days were partially reduced by downtime associated with the completion of contracts and subsequent cold stacking of the Ocean Onyx (192 fewer days) and the Ocean Monarch (82 fewer days), as well as an aggregate reduction in R-E days for other rigs in our fleet (32 fewer days).

Revenue Related to Reimbursable Expenses. Gross reimbursable revenue and expenses for the first nine months of 2023 were $54.2 million, including $8.5 million earned under the MSA. We recognized gross reimbursable revenue and expenses of $101.1 million for the first nine months of 2022, including $55.3 million earned under the MSA.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation increased $125.8 million during the nine months ended September 30, 2023 compared to the same period in 2022. Higher contract drilling expense for the first nine months of 2023 included incremental costs related to the Ocean GreatWhite, which commenced its first drilling contract post-reactivation at the end of the first quarter, incremental costs associated with the Ocean Apex shipyard project that commenced in March 2023, higher personnel-related and repair costs for our rigs offshore Senegal and contract drilling expense associated with two rigs managed under the MSA. Contract drilling expense for the 2023 period was favorably impacted by reduced expense for the Ocean Onyx and Ocean Monarch, which operated under contract for part of 2022 but are now cold-stacked.

Gain on Disposition of Assets. During the first nine months of 2023, we recognized an aggregate gain on disposition of assets of $4.1 million, primarily related to the sale of surplus equipment. During the first quarter of 2022, we sold the Ocean Valor for aggregate proceeds of approximately $6.6 million and recognized a net gain on the transaction of $4.2 million.

Interest Expense. Interest expense for the nine-month period ended September 30, 2023 increased $9.8 million compared to the nine month period ended September 30, 2022, primarily due to higher market interest rates on outstanding indebtedness, combined with higher average outstanding borrowings compared to the 2022 period. Interest expense for the nine months ended September 30, 2023 also included $1.3 million in accrued interest related to our notes issuance in September 2023.

Loss on Extinguishment of Long-Term Debt. Concurrent with our issuance of $550 million aggregate principal amount of new debt in September 2023, we retired all our previously outstanding debt and amended our revolving credit facility to reduce the borrowing capacity thereunder. We recognized a $6.5 million loss on extinguishment of debt, primarily related to the retirement of a portion of our then existing debt at a premium ($3.4 million) and the write off of deferred issuance costs related to the retired debt and reduction in borrowing capacity ($3.1 million).

Income Tax Benefit. We recorded a net income tax benefit of $143.3 million for the nine months ended September 30, 2023, inclusive of a net $14.5 million additional tax expense with respect to prior years’ operations in Egypt upon final judgment by the Egyptian tax court. For the nine months ended September 30, 2022, we recorded a net income tax benefit of $28.1 million. The effective tax rate for the nine months ended September 30, 2023 is a result of the mix of pre-tax income and loss across jurisdictions, including significant losses in jurisdictions with zero percent tax rates resulting in no tax benefit.

Liquidity and Capital Resources

In September 2023, we issued $550.0 million in aggregate principal amount of 8.5% senior secured second lien notes due 2030 (or the Second Lien Notes), which are scheduled to mature on October 1, 2030 (or the Notes Offering). Concurrent with the issuance of the Second Lien Notes, we entered into an amendment (or the Credit Agreement Amendment) to our then-existing $400.0 million exit revolving credit agreement, which amended the revolving credit facility (or the Exit RCF) to, among other things, (i) reduce the aggregate commitment of the lenders thereunder from $400.0 million to $300.0 million, (ii) permit the Notes Offering (or, as amended, the Amended RCF) and (iii) provide for obligations in respect of letters of credit in an aggregate principal amount not to exceed $50.0 million . The Credit Agreement Amendment became effective concurrently with the consummation of the Notes Offering, which was conditioned on the Credit Agreement Amendment becoming effective.

We used a portion of the net proceeds from the Notes Offering to fully repay and terminate our $100.0 million senior secured exit term loan credit facility (or the Exit Term Loan Credit Facility), redeem in full our 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or First Lien Notes) and repay all amounts outstanding under the Exit RCF. We intend to use the remaining net proceeds for general corporate purposes.

See Note 6 “Long-Term Debt” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our Second Lien Notes.

On October 24, 2023, Barclays Bank PLC (or Barclays), gave notice of its resignation as an LC Lender under the Amended RCF. Barclays’ resignation will become effective on November 23, 2023, at which time our capacity for the issuance of additional letters of credit under the Amended RCF will be reduced to zero. However, as allowed under the Amended RCF, we have capacity to obtain up to $50 million in letters of credit outside the credit facility.

At November 6, 2023, we had no borrowings outstanding under the Amended RCF, and a $1.9 million letter of credit had been issued thereunder. As of November 6, 2023, approximately $298.1 million was available for borrowings under the Amended RCF subject to its terms and conditions; however, the availability of borrowings under the Amended RCF is subject to the satisfaction of certain conditions as specified in our revolving credit agreement, including restrictions on borrowings. We have up to $50.0 million in capacity to issue letters of credit outside the credit facility.

Historically, we have relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include funding of our working capital requirements and capital expenditures, as well as the servicing of our debt repayments and interest payments. As of November 6, 2023, all of our rigs, excluding managed rigs, are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (or DFAC). Our management has determined that we will permanently reinvest foreign earnings, which restricts the ability to utilize cash flows of DFAC on a company-wide basis. To the extent possible, we expect to utilize the operating cash flows and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each respective entity's working capital requirements and capital commitments.

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

As of October 1, 2023, our contractual backlog was approximately $1.4 billion. At September 30, 2023, we had cash of $172.4 million, including $25.6 million that is subject to restrictions pursuant to the MSA.

Sources and Uses of Cash

Cash Flows and Cash Expenditures

For the nine-month period ended September 30, 2023, our operating activities generated cash of $20.2 million. Cash receipts from contract drilling services ($766.8 million) were partially offset by cash expenditures for contract drilling, shorebase support, and general and administrative costs ($729.8 million) and placement of cash collateral related to certain tax matters ($16.8 million).

Cash outlays for capital expenditures during the first nine months of 2023 aggregated $99.9 million, primarily related to shipyard projects and equipment upgrades for several rigs in our fleet.

As discussed above, in the third quarter of 2023, we issued $550.0 million of Second Lien Notes at par and used a portion of the proceeds to repay amounts outstanding under the Exit RCF, repay and terminate our Exit Term Loan Credit Facility and redeem in full the First Lien Notes ($381.2 million). Costs associated with the issuance of the Second Lien Notes and amendment of the Exit RCF were $15.1 million. During the first nine months of 2023, we also made payments in connection with finance lease obligations aggregating $14.8 million related to well control equipment on our owned drillships.

For the nine-month period ended September 30, 2022, our operating activities used cash of $21.9 million. Cash expenditures for contract drilling, shorebase support, and general and administrative costs ($590.4 million) and cash income taxes paid, net of refunds ($15.0 million), were partially offset by cash receipts from contract drilling services ($566.0 million) during the nine-month period. In addition, collateral deposits aggregating $17.5 million were exchanged for letters of credit drawn under the Exit RCF, positively impacting cash flow but with a neutral effect on total liquidity.

Cash outlays for capital expenditures during the first nine months of 2022 aggregated $42.7 million (including capital outlays for the Ocean Endeavor and Ocean Patriot shipyard work). We also paid $11.8 million in finance lease obligations related to well control equipment on our owned drillships during the period. Asset sales, including the sale of the Ocean Valor, generated cash proceeds of $5.9 million, and we borrowed $69.0 million under the Exit RCF during the first nine months of 2022.

Capital Expenditures and Other Projects

We have historically invested a significant portion of our cash flows in the enhancement of our drilling fleet and our ongoing rig equipment replacement and capital maintenance programs. The amount of cash required to meet our capital commitments is determined by evaluating the need to upgrade our rigs to meet specific customer requirements and our rig equipment enhancement, maintenance and replacement programs. We make periodic assessments of our capital spending programs based on current and expected industry conditions and our cash flow forecast. As of the date of this report, we expect total capital expenditures for 2023 to be approximately $130.0 million to $135.0 million.

Contractual Obligations and Other Commercial Commitments

As of September 30, 2023, with the exception of the following, there have been no material changes to our contractual obligations or other commercial commitments as previously disclosed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Cash Obligations” in our Annual Report on Form 10-K for the year ended December 31, 2022 (in thousands).

		Twelve months ending September 30
Contractual Obligations	Total	2024	2025-2026	2027-2028	Thereafter
$550 Million Second Lien Notes (principal and interest) (1)(2)	$877,250	$46,750	$93,500	$93,500	$643,500
Total obligations	$877,250	$46,750	$93,500	$93,500	$643,500
(1)
We issued $550.0 million aggregate principal amount of 8.5% Senior Secured Second Lien Notes due 2030 on September 21, 2023. Proceeds from the issuance were used to repay and terminate our Exit Term Loan Credit Facility, redeem in full the First Lien Notes and repay all borrowings under our Exit RCF, including accrued and unpaid interest thereon. We have no further obligations with respect to these previously reported items, other than borrowings from time to time and letters of credit issued under the Amended RCF.
(2)
Interest on the Second Lien Notes accrues at 8.5% per annum and is payable April 1 and October 1 of each year, commencing April 1, 2024.

Other Obligations

As of September 30, 2023, the total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment was $44.9 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Included in the balance is $17.3 million related to prior years’ operations in Egypt.

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
•
offshore exploration activity, future investment in hydrocarbons, customer capital allocation and commitments and customer spending programs and future projects;
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
•
operations outside the United States;
•
geopolitical events and risks including Russia’s invasion of Ukraine and related sanctions, conflict in the Middle East and related disruptions;
•
business strategy;
•
growth opportunities;
•
competitive position including, without limitation, competitive rigs entering the market;
•
expected financial position and liquidity;
•
cash flows and contract backlog;
•
idling drilling rigs or reactivating stacked or stranded rigs;
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

Interest Rate Risk. From time-to-time, we may have exposure to interest rate risk on our debt instruments that may arise from changes in the level or volatility of interest rates. As of September 30, 2023, we had no variable rate debt outstanding.

There were no other material changes in our market risk components for the nine months ended September 30, 2023. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our third fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 7 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a detailed discussion of certain material risk factors facing the Company. The risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 are incorporated herein by reference. No material changes have been made to such risk factors as of September 30, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Items 2(a) and 2(b) are not applicable.

(c) During the three months ended September 30, 2023, in connection with the vesting of restricted stock units held by our officers and certain other employees, which were awarded under an equity incentive compensation plan, we acquired shares of our common stock in satisfaction of tax withholding obligations that were incurred in connection with such vesting. The date of acquisition, number of shares and average effective acquisition price per share were as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Acquired	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023	240,236	$14.93	N/A	N/A
August 1, 2023 through August 31, 2023	—	—	N/A	N/A
September 1, 2023 through September 30, 2023	—	—	N/A	N/A
Total	240,236	$14.93	N/A	N/A

ITEM 5. Other Information.

Items 5(a) and 5(b) are not applicable.

(c) During the quarter ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, in each case as such terms are defined in Item 408 of Regulation S-K.

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

4.1

Indenture, dated September 21, 2023, by and among Diamond Offshore Drilling, Inc., Diamond Foreign Asset Company, Diamond Finance, LLC, the other Guarantors party thereto, and HSBC Bank USA, National Association, as trustee and as collateral agent, relating to the 8.500% Senior Secured Second Lien Notes due 2030 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 22, 2023).

10.1

Amended and Restated Collateral Agency and Intercreditor Agreement, dated September 21, 2023, by and among Diamond Foreign Asset Company, Diamond Offshore Drilling, Inc., other grantors from time to time party thereto and HSBC Bank USA, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 22, 2023).

10.2

Purchase Agreement, dated as of September 12, 2023, between Diamond Foreign Asset Company, Diamond Finance, LLC, certain guarantors named therein and Goldman Sachs & Co. LLC, as representative of the initial purchasers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2023).

10.3**

Amendment to Credit Agreement, dated September 12, 2023, by and among Diamond Foreign Asset Company, Diamond Offshore Drilling, Inc., HSBC Bank USA, National Association, as administrative agent and as collateral agent, and the lenders and issuing lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2023).

10.4

Agency Assignment Agreement and Master Assignment of Liens, dated as of August 10, 2023, by and among HSBC Bank USA, National Association, as successor administrative agent and collateral agent, Wells Fargo Bank, National Association, as resigning administrative agent and collateral agent, Diamond Offshore Drilling, Inc., Diamond Foreign Asset Company, the other loan parties named therein, the Revolving Credit Agreement lenders party thereto, and the Term Loan Agreement lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 11, 2023).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Presentation Linkbase Document.

101.DEF*	Inline XBRL Definition Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).

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

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date November 7, 2023	By:	/s/ Dominic A. Savarino
Dominic A. Savarino
Senior Vice President and Chief Financial Officer