Form 10-K
period 2023-12-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2024-02-28
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-13926

DIAMOND OFFSHORE DRILLING, INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0321760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 N. Eldridge Parkway, Suite 1100

Houston, Texas 77079

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

As of June 30, 2023	$1,447,652,256

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of February 23, 2024	Common Stock, $0.0001 par value per share	102,467,107 shares

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

PART I

Item 1. Business.

General

Diamond Offshore Drilling, Inc., incorporated in Delaware in 1989, provides contract drilling services to the energy industry around the globe with a fleet of 13 offshore drilling rigs, consisting of four owned drillships, seven owned semisubmersible rigs and two managed rigs. See “– Rig Management and Marketing Services” and “– Our Fleet – Fleet Status.”

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

On January 22, 2021, the Debtors entered into a Plan Support Agreement (or the PSA) among the Debtors, certain holders of the Company’s then-existing 5.70% Senior Notes due 2039, 3.45% Senior Notes due 2023, 4.875% Senior Notes due 2043 and 7.875% Senior Notes due 2025 (collectively, the Senior Notes) party thereto and certain holders of claims (collectively, the RCF Claims) under the Company’s then-existing $950.0 million syndicated revolving credit facility. Concurrently, the Debtors entered into the Backstop Agreement (as defined in the PSA) with certain holders of Senior Notes and entered into the Commitment Letter (as defined in the PSA) with certain holders of RCF Claims to provide exit financing upon emergence from bankruptcy.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” in Item 7 of this report and Note 2 “Chapter 11 Proceedings – Chapter 11 Cases” and Note 10 “Long-Term Debt” to our Consolidated Financial Statements included in Item 8 of this report.

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

Fresh start accounting requires that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 will not be comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (or the years ended December 31, 2023 and 2022 and the period from April 24, 2021 to December 31, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (or from January 1, 2021 to April 23, 2021).

See Note 2 “Chapter 11 Proceedings” to our Consolidated Financial Statements included in Item 8 of this report.

Our Fleet

Our fleet enables us to offer services in the floater market on a worldwide basis. A floater rig is a type of mobile offshore drilling rig that floats and does not rest on the seafloor. This asset class includes semisubmersible rigs and self-propelled drillships.

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

Fleet Status

The following table presents additional information regarding our fleet at February 2, 2024:

Rig Type and Name	Rated Water Depth (in feet)(a)	Attributes	Year Built/ Redelivered (b)	Current Location (c)	Customer or standby status (d)
DRILLSHIPS (4):
Ocean BlackLion	12,000	DP; MPD; 7R; 15K	2015	GOM	BP
Ocean BlackRhino	12,000	DP; 7R; 15K	2014	Senegal	Woodside
Ocean BlackHornet	12,000	DP; MPD; 7R; 15K	2014	GOM	BP
Ocean BlackHawk	12,000	DP; MPD; 7R; 15K	2014	GOM	Oxy
SEMISUBMERSIBLES (7) (e):
Ocean GreatWhite (f)	10,000	DPM; 6R; 15K	2016	North Sea/U.K.	BP
Ocean Courage	10,000	DP; 6R; 15K	2009	Brazil	Petrobras
Ocean Endeavor	10,000	15K	2007	North Sea/U.K.	Shell
Ocean Apex	6,000	15K	2014	Australia	Inpex
Ocean Onyx	6,000	15K	2013	Malaysia	Cold Stacked
Ocean Valiant	5,500	15K	1988	North Sea/U.K.	Cold Stacked
Ocean Patriot	3,000	15K	1983	North Sea/U.K.	Warm Stacked; Serica
MANAGED RIGS (2) (g):
West Auriga	10,000	DP; MPD; 15K	2013	GOM	BP
West Vela	10,000	DP; MPD; 15K	2013	GOM	Beacon

Attributes
DP	=	Dynamically Positioned/Self-Propelled	7R	=	Two seven-ram blow out preventer
DPM	=	Dynamically Positioned/Self-Propelled with mooring capabilities	6R	=	Six-ram blow out preventer
MPD	=	Managed Pressure Drilling equipped	15K	=	15,000 psi well control system

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
(e)
The Ocean Monarch is actively marketed for sale and has been excluded from our active fleet.
(f)
On February 1, 2024, the Ocean GreatWhite, reported an equipment incident while on location in the North Sea. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Event” in Item 7 of this report.
(g)
Rigs owned by and managed on behalf of Seadrill Limited (or Seadrill). See “—Rig Management and Marketing Services.”

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

Rig Management and Marketing Services

In May 2021, we entered into an arrangement with an offshore drilling company whereby we would provide management and marketing services (or the MMSA) for certain of their rigs. The MMSA provided for (i) a daily fixed fee based on status of the drilling rig, (ii) marketing fees based on a percentage of the earned dayrate of a drilling contract secured by us on behalf of the rig owner, (iii) a variable management fee and (iv) reimbursement of direct cost incurred.

We may enter certain drilling contracts directly with a customer. We are considered principal or agent for these transactions and recognize revenue under the terms of the contract. In addition, we charter the related drilling rig from the rig owner to satisfy our performance obligations under the contract. We have determined that the arrangement to charter the rig is an operating lease. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Drilling Backlog” in Item 7 of this report and Note 3 “Revenue from Contracts with Customers – Revenues Related to Managed Rigs” to our Consolidated Financial Statements in Item 8 of this report.

The marketing arrangement for both rigs was terminated in 2023, and the charter agreement for the West Auriga was terminated in 2024. The West Auriga is expected to be returned to the rig owner upon completion of its drilling contract during first quarter of 2024.

Customers

We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, we performed services for nine, seven, eight and ten different customers, respectively.

Our most significant customers during these periods were as follows:

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31,		April 24, 2021 through	January 1, 2021 through
	2023 (1)	2022 (1)	December 31, 2021 (1)	April 23, 2021
BP	48.4%	33.1%	25.4%	39.8%
Woodside	21.5%	29.7%	22.4%	0.5%
Oxy	2.9%	3.9%	11.5%	21.4%
(1)
Excludes revenues, primarily reimbursable revenue, attributable to the MMSA with Seadrill of $8.8 million, $58.0 million and $45.3 million earned during the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 through December 31, 2021, respectively. See “— Rig Management and Marketing Services.”

No other customer accounted for 10% or more of our annual total consolidated revenues during the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021. See “Risk Factors — Risks Related to Our Business and Operations – Our industry is highly competitive, with an oversupply of drilling rigs and intense price competition” and “Risk Factors — Risks Related to Our Business and Operations — Our customer base is concentrated” in Item 1A of this report.

Backlog

As of January 1, 2024, our contract backlog was an aggregate $1.4 billion attributable to twelve customers, compared to $1.8 billion as of January 1, 2023 attributable to ten customers. For the five-year period from 2024 to 2028, $1.1 billion (or 78%) of our contracted backlog as of January 1, 2024 was attributable to future operations with four customers, including one customer contracted for four rigs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contract Drilling Backlog” in Item 7 of this report. See “Risk Factors — Risks Related to Our Business and Operations – We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue ultimately will be realized” in Item 1A of this report.

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

Human Capital

Employees

As of December 31, 2023, we managed a global workforce of approximately 2,140 persons including international crew personnel, a portion of whom are furnished through independent labor contractors. A portion of our workforce outside of the U.S. is represented by collective bargaining agreements. As of December 31, 2023, more than half of our global workforce had been employed by us for five years or more, with an average tenure of approximately 10 years.

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

Name	Age as of January 31, 2024	Position
Bernie Wolford, Jr.	64	President, Chief Executive Officer and Director
David L. Roland	62	Senior Vice President, General Counsel and Secretary
Dominic A. Savarino	53	Senior Vice President and Chief Financial Officer

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
•
The impact of public health threats, such as the COVID-19 pandemic, and efforts to mitigate the spread of such threats have adversely impacted, and could continue to adversely impact, our business, operations and financial results.
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
•
Our Senior Secured Second Lien Notes and revolving credit agreement contain various restrictive covenants, limiting the discretion of our management in operating certain aspects of our business.
•
Our variable rate indebtedness subjects us to interest rate risk that could have an adverse impact on us.
•
The exercise of all or any number of the outstanding Emergence Warrants or the granting or vesting of stock-based awards will dilute the interests of the holders of our common stock.
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
•
Consumer preference and increasing demand for alternative fuels and electric-powered vehicles may lead to reduced demand for contract drilling services.
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

Demand for our drilling services depends in large part upon the oil and natural gas industry’s offshore exploration and production activity and expenditure levels, which are directly affected by oil and gas prices and market expectations of potential changes in oil and gas prices. After a period of historical, high commodity prices, oil prices declined significantly, beginning in the second half of 2014, and resulted in a sharp decline in the demand for offshore drilling services, including services that we provide. The reduction in demand has had a material adverse effect on our results of operations and cash flows compared to periods before the decline. Although oil prices have increased from previous lows, the return of low oil prices could stall the recovery of our industry and would continue to have a material adverse effect on many of our customers and, therefore, demand for our services and our financial condition, results of operations and cash flows, including negative cash flows.

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
•
civil unrest and the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities involving the Middle East, Russia, Myanmar, Senegal, other oil-producing regions or other geographic areas or further acts of terrorism in the U.S. or elsewhere, such as the current armed conflicts between Russia and Ukraine and Israel and Hamas;
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

The offshore contract drilling industry remains highly competitive with numerous industry participants. Some of our competitors are larger companies, have larger or more technologically advanced fleets and have greater financial or other resources than we do. The drilling industry has experienced consolidation and may experience additional consolidation, which could create additional large competitors. Moreover, as a result of the reductions in demand for oil and natural gas services during the most recent industry downturn, certain of our competitors have engaged in bankruptcy proceedings, debt refinancing transactions, management changes or other strategic initiatives in an attempt to reduce operating costs to maintain a favorable position in the market. This could result in such competitors emerging with stronger or healthier balance sheets and in turn an improved ability to compete with us in the future.

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

In addition, some of our drilling contracts permit the customer to terminate the contract after specified notice periods, often by tendering contractually specified termination amounts, which may not fully compensate us for the loss of the contract. In some cases, our drilling contracts may permit the customer to terminate the contract without cause, upon little or no notice or without making an early termination payment to us. During depressed market conditions, certain customers have utilized, and may in the future utilize, such contract clauses to seek to renegotiate or terminate a drilling contract or claim that we have breached provisions of our drilling contracts in order to avoid their obligations to us under circumstances where we believe we are in compliance with the contracts. Additionally, because of depressed commodity prices, restricted credit markets, economic downturns, changes in priorities, strategy or government regulations, customer consolidation or other factors beyond our control, a customer may no longer want or need a rig that is currently under contract or may be able to obtain a comparable rig at a lower dayrate. For these reasons, customers have sought and may in the future seek to renegotiate the terms of our existing drilling contracts, terminate our contracts without justification or repudiate or otherwise fail to perform their obligations under our contracts. As a result of such contract renegotiations or terminations, our contract backlog has been and may in the future be adversely impacted. We might not recover any compensation (or any recovery we obtain may not fully compensate us for the loss of the contract) and we may be required to idle one or more rigs for an extended period of time. These results in some cases in the past have had, and may in the future have, a material adverse effect on our financial condition, results of operations and cash flows. See “- Our industry is highly competitive, with an oversupply of drilling rigs and intense price competition.”

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

Our customer base is concentrated.

We provide offshore drilling services to a customer base that includes major and independent oil and gas companies and government-owned oil companies. During 2023, a single customer with operations in both the GOM and U.K. and another customer with operations offshore Senegal and Australia accounted for approximately 48% and 22%, respectively, of our total consolidated revenue for the year. In addition, the number of customers we have performed services for has declined from 35 in 2014 to eight in 2023. For the five-year period from 2024 to 2028, $1.1 billion (or 78%) of our current contracted backlog is attributable to future operations with ten customers, including one customer contracted for four rigs. The loss of a significant customer, whether due to economic or market reasons, reasons of competition or consolidation or any other reason, could have a material adverse impact on our financial condition, results of operations and cash flows, especially in a declining market where the number of our working drilling rigs is declining along with the number of our active customers. In addition, if a significant customer experiences liquidity constraints or other financial difficulties, or elects to terminate one of our drilling contracts, it could have a material adverse effect on our utilization rates in the affected market and also displace demand for our other drilling rigs as the resulting excess supply enters the market.

Our contract drilling expense includes fixed costs that will not decline in proportion to decreases in rig utilization and dayrates.

Our contract drilling expense includes all direct and indirect costs associated with the operation, maintenance and support of our drilling equipment, which is often not affected by changes in dayrates and utilization. During periods of reduced revenue and/or activity, certain of our fixed costs will not decline and often we may incur additional operating costs, such as fuel and catering costs, for which the customer generally reimburses us when a rig is under contract. During times of reduced dayrates and utilization, reductions in costs may not be immediate as we may incur additional costs associated with cold stacking a rig (particularly if we cold stack a newer rig, such as a drillship or other DP semisubmersible rig, for which cold-stacking costs are typically substantially higher than for a non-DP rig), or we may not be able to fully reduce the cost of our support operations in a particular geographic region due to the need to support the remaining drilling rigs in that region. Accordingly, a decline in revenue due to lower dayrates and/or utilization may not be offset by a corresponding decrease in contract drilling expense.

We must make substantial capital and operating expenditures to reactivate, build, maintain and upgrade our drilling fleet.

Our business is highly capital intensive and dependent on having sufficient cash flow and/or available sources of financing in order to fund our capital expenditure requirements. Our expenditures could increase as a result of changes in offshore drilling technology; the cost of labor and materials; customer requirements; the cost of replacement parts for existing drilling rigs; the geographic location of the rigs; and industry standards. Changes in offshore drilling technology, customer requirements for new or upgraded equipment and competition within our industry may require us to make significant capital expenditures in order to maintain our competitiveness. In addition, changes in governmental regulations, safety or other equipment standards, including those relating to public health threats, as well as compliance with standards imposed by maritime self-regulatory organizations, may require us to make additional unforeseen capital expenditures. As a result, we may be required to take our rigs out of service for extended periods of time, with corresponding losses of revenues, in order to make such alterations or to add such equipment. Depending on the length of time that a rig has been cold stacked, we may incur significant costs to restore the rig to drilling capability, which may also include capital expenditures due to the possible technological obsolescence of the rig. Market conditions, such as during an industry downturn, may not justify these expenditures or enable us to operate our older rigs profitably during the remainder of their economic lives. We can provide no assurance that we will have access to adequate or economical sources of capital to fund our capital and operating expenditures.

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

We maintain liability insurance, which generally includes coverage for environmental damage; however, because of contractual provisions and policy limits, our insurance coverage may not adequately cover our losses and claim costs. In addition, certain risks and contingencies related to pollution, reservoir damage and environmental risks are generally not fully insurable. Although we currently have loss-of-hire insurance on certain of our owned rigs to cover lost cash flow when a rig is damaged (other than when caused by named windstorms in the U.S. Gulf of Mexico), we have not purchased loss-of-hire insurance for our entire fleet. There can be no assurance that we will continue to carry the insurance we currently maintain, that our insurance will cover all types of losses or that we will be able to maintain adequate insurance in the future at rates we consider to be reasonable or that we will be able to obtain insurance against some risks. In addition, our insurance may not cover losses associated with pandemics such as the COVID-19 pandemic or other global health threats.

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

The Ocean GreatWhite reported an equipment incident on February 1, 2024 while located west of the Shetland Islands. The rig’s lower marine riser package, which we refer to as the LMRP, had been disconnected from the rig’s BOP on the well while waiting on harsh weather. Subsequently, the LMRP and the deployed riser string unintentionally separated from the rig, and the LMRP and riser dropped to the seabed. As of the date of this report, we are investigating the incident to understand the cause of the separation and we are evaluating the costs of recovery, repair and replacement of the damaged equipment, the expected duration of downtime associated with incident and any resulting loss of revenue. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Event” in Item 7 of this report.

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

Our business has become increasingly dependent upon information technologies, computer systems and networks, including those maintained by us and those maintained and provided to us by third parties (for example, “software-as-a-service” and cloud solutions), to conduct day-to-day operations, and we are placing greater reliance on information technology to help support our operations and increase efficiency in our business functions. We are dependent upon our information technology and infrastructure, including operational and financial computer systems, to process the data necessary to conduct almost all aspects of our business. Computer, telecommunications and other business facilities and systems could become unavailable or impaired from a variety of causes including, among others, storms and other natural disasters, terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, utility outages, theft, design defects, insider risk, human error or complications encountered as existing systems are maintained, repaired, replaced or upgraded. It has been reported that known or unknown entities or groups have mounted so-called “cyber-attacks” on businesses and other organizations solely to disable or disrupt computer systems, disrupt operations and, in some cases, steal data. In addition, the U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Cybersecurity risks and threats continue to grow and may be difficult to anticipate, prevent, discover or mitigate. A breach, failure or circumvention of our computer systems or networks, or those of our customers, vendors or others with whom we do business, including by ransomware or other attacks, could materially disrupt our business operations and our customers’ operations and could result in the alteration, loss, theft or corruption of data, and unauthorized release of, unauthorized access to, or our loss of access to confidential, proprietary, sensitive or other critical data or systems concerning our company, business activities, employees, customers or vendors. As of the date of this report, many of our non-operational employees, including employees at our corporate headquarters, have a hybrid work arrangement, working both in the office and remotely, which increases various logistical challenges, inefficiencies and operational risks. Working remotely has significantly increased the use of remote networking and online conferencing services that enable employees to work outside of our corporate infrastructure and, in some cases, use their own personal devices. This “remote work” model has resulted in increased demand for information technology resources and may expose us to risk of security breaches or other cyber-incidents or attacks, loss of data, fraud and other disruptions as a consequence of more employees accessing sensitive and critical information from remote locations. Any such breach, failure or circumvention could result in loss of customers, financial losses, regulatory fines, substantial damage to property, bodily injury or loss of life, or misuse or corruption of critical data and proprietary information, could subject us to significant liabilities and could have a material adverse effect on our operations, financial condition, business or reputation. Further, as cyber incidents continue to evolve, we may be required to incur additional costs to continue to modify or enhance our protective measures or to investigate or remediate the effects of cyber incidents.

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

Inflationary factors such as increases in labor costs, material costs and overhead costs have adversely affected, and may continue to adversely affect, our operating results. Inflationary pressures may also increase other costs to operate, maintain or reactivate our drilling rigs. Our contracts for our drilling rigs generally provide for the payment of an agreed dayrate per rig operating day. Although some contracts do provide for a limited escalation in dayrate due to increased operating costs we incur on the project, we may not be able to fully recover increased costs due to inflation from our customers. If we are unable to recoup such increased costs, our operating margins will decline. Continuing or worsening inflation could significantly increase our operating expenses and capital expenditures, which could in turn have a material adverse effect on our business, financial condition, results of operations or cash flows.

The impact of public health threats, such as the COVID-19 pandemic, and efforts to mitigate the spread of such threats have adversely impacted, and could continue to adversely impact, our business, operations and financial results.

Beginning in March 2020, the COVID-19 pandemic and the actions taken by businesses and governments in response to it significantly slowed global economic activity and disrupted financial markets and international trade, resulting in a sharp decline in global oil demand and prices. These events had a material adverse effect on our business. Due to worldwide travel restrictions and mandatory quarantine measures designed to prevent or reduce the spread of COVID-19 in certain regions, we experienced increased difficulties, delays and costs in moving our personnel in and out of, and to work in, the various jurisdictions in which we operate. We also experienced permitting and regulatory delays, temporary shutdowns due to COVID-19 outbreaks on some of our drilling rigs and disruptions to or restrictions on the ability of our suppliers, manufacturers and service providers to supply parts, equipment or services in some of the jurisdictions in which we operate, whether as a result of government actions, labor shortages, the inability to source parts or equipment from affected locations, or other effects related to the COVID-19 outbreak. These events, or similar events in the future, could have significant adverse consequences on our ability to meet our commitments to customers, including by increasing our operating costs and increasing the risk of rig downtime and contract delays or terminations.

In May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency, stressing that it does not mean that the disease is no longer a global threat. However, higher risk tolerance for individuals exists and travel and public contact in the regions in which we operate has increased to pre-pandemic levels. Most of the measures and restrictions initially implemented by us during 2020 have since been relaxed or lifted. Any resurgence in COVID-19 infections or new variants of the virus as well as additional public health threats could result in the imposition of new governmental lockdowns, quarantine requirements or other restrictions, impacting our ability to perform under our drilling contracts and, thus, negatively impacting our results of operations and financial condition.

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

We require highly skilled personnel to operate and provide technical services and support for our business. A well-trained, motivated and adequately-staffed work force has a positive impact on our ability to attract and retain business. As a result, our future success depends on our continuing ability to identify, hire, develop, motivate and retain skilled personnel for all areas of our organization. To the extent that demand for drilling services and/or the size of the active worldwide industry fleet increases, shortages of qualified personnel could arise, creating upward pressure on wages and difficulty in staffing and servicing our rigs. Additionally, many of our drilling contracts specify a minimum number of crew (or Minimum POB) required to be on board the rig at all times while the rig is under contract. Although our rigs can safely operate with staffing below the contracted Minimum POB, the drilling contracts often provide for us to incur a financial penalty for failure to maintain the Minimum POB.

Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees. Heightened competition for skilled personnel could materially and adversely limit our operations and further increase our costs. In addition, the unexpected loss of members of management, qualified personnel or a significant number of employees due to disease, disability or death, could have a material adverse effect on us.

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

Our capital structure was significantly impacted by the Plan. Upon our emergence from bankruptcy, we adopted fresh start accounting, which required that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. Accordingly, because fresh start accounting rules apply, our financial condition and results of operations following emergence from the Chapter 11 Cases may not be comparable to the financial condition or results of operations reflected in our historical financial statements prior to our emergence from bankruptcy.

Our Senior Secured Second Lien Notes and revolving credit agreement contain various restrictive covenants, limiting the discretion of our management in operating certain aspects of our business.

Our debt instruments contain various restrictive covenants that may limit our management’s discretion in certain respects and contain negative covenants that limit the borrower's ability and the ability of its restricted subsidiaries to, among other things and subject to a number of important limitations and exceptions:

•
incur, assume or guarantee additional indebtedness;
•
create, incur or assume liens;
•
make investments;
•
sell or otherwise dispose of certain assets;
•
enter into sale and leaseback transactions;
•
pay dividends or distributions on capital stock or redeem or repurchase capital stock;
•
enter into transactions with certain affiliates;
•
prepay, redeem or amend certain indebtedness;
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

See Note 10 “Long-Term Debt” to our Consolidated Financial Statements included in Item 8 of this report.

Our variable rate indebtedness subjects us to interest rate risk that could have an adverse impact on us.

Borrowings under our revolving credit facility bear interest at variable rates, based on the applicable margin over market interest rates, and expose us to interest rate risk. Market interest rates increased significantly during 2022 and 2023, increasing the cost of debt service on our variable rate indebtedness. If market interest rates increase, our cost to borrow under our revolving credit facility may also increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Although we may employ hedging strategies such that a portion of the aggregate principal amount outstanding under our revolving credit facility would effectively carry a fixed rate of interest, any hedging arrangement put in place may not offer complete protection from this risk.

The exercise of all or any number of the outstanding Emergence Warrants or the granting or vesting of stock-based awards will dilute the interests of the holders of our common stock.

On the Effective Date, our new organizational documents became effective authorizing the issuance of shares of common stock representing 100% of the equity interests in the Company as reorganized on the Effective Date in accordance with the Plan. Also on the Effective Date, and pursuant to the Plan, we entered into a warrant agreement which provided for the issuance of an aggregate of 7.5 million five-year warrants (or the Emergence Warrants). The Emergence Warrants have an exercise period of five years and are exercisable into 7% of the common stock representing 100% of the equity interests of the Company as reorganized on the Effective Date in accordance with the Plan, measured at the time of the exercise. The Emergence Warrants are initially exercisable for one share of our common stock per Emergence Warrant at an exercise price of $29.22 per Emergence Warrant.

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

The exercise of the Emergence Warrants or the granting or vesting of equity awards in the future will dilute the interests of the existing holders of our common stock and could have an adverse effect on the market for our common stock, including the price that an investor could obtain for such shares of our common stock.

We may incur additional asset impairments and/or rig retirements as a result of reduced demand for certain offshore drilling rigs.

In recent years, an oversupply of drilling rigs in the offshore drilling market has resulted in numerous rigs being idled and, in some cases, retired and/or scrapped. We evaluate our property and equipment for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We have incurred impairment charges in the past, and may incur additional impairment charges in the future related to the carrying value of our drilling rigs. Impairment write-offs could result if, for example, any of our rigs become obsolete or commercially less desirable due to changes in technology, market demand or market expectations or their carrying values become excessive due to the condition of the rig, cold stacking the rig, the expectation of cold stacking the rig in the near future, a decision to retire or scrap the rig, or spending in excess of budget on a newbuild, construction project, reactivation or major rig upgrade. We utilize an undiscounted probability-weighted cash flow analysis in testing an asset for potential impairment, reflecting management’s assumptions and estimates regarding the appropriate risk-adjusted dayrate by rig, future industry conditions and operations and other factors. Asset impairment evaluations are, by their nature, highly subjective. The use of different estimates and assumptions could result in materially different carrying values of our assets, which could impact the need to record an impairment charge and the amount of any charge taken. From 2012 to the date of this report, we have retired and sold 39 drilling rigs and recorded impairment losses aggregating $2.9 billion. Historically, the longer a drilling rig remains cold stacked, the higher the cost of reactivation and, depending on the age, technological obsolescence and condition of the rig, the lower the likelihood that the rig will be reactivated at a future date. The current oversupply of rigs in our industry heightens the risk of future rig impairments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Property, Plant and Equipment” in Item 7 of this report and Note 4 “Asset Impairments” to our Consolidated Financial Statements in Item 8 of this report.

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

Our operations outside the U.S. accounted for approximately 48%, 53%, 41% and 55% of our total consolidated revenues for the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, respectively, and include, or have included, operations in Senegal, Brazil, Australia, Myanmar and the U.K. Because we operate in various regions throughout the world, we are exposed to a variety of risks inherent in international operations, including risks of war or conflicts; political and economic instability and disruption; civil disturbance; acts of piracy, terrorism or other assaults on property or personnel; corruption; possible economic and legal sanctions (such as possible restrictions against countries that the U.S. government may consider to be state sponsors of terrorism); changes in global monetary and trade policies, laws and regulations; fluctuations in currency exchange rates; restrictions on currency exchange; controls over the repatriation of income or capital; and other risks. We may not have insurance coverage for these risks, or we may not be able to obtain adequate insurance coverage for such events at reasonable rates. Our operations may become restricted, disrupted or prohibited in any country in which any of these risks occur.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Our Board recognizes the importance of understanding, evaluating and managing risk and its impact on the financial health of our company and has the ultimate oversight responsibility for the risk management process. The Board’s role in risk oversight is consistent with our leadership structure, with our CEO and other members of senior management having responsibility for assessing and managing our risk exposure, and the Board and its committees providing oversight in connection with those efforts. The Board exercises these responsibilities regularly as part of its meetings and also through the Board’s standing committees, each of which examines various components of enterprise risk as part of their responsibilities.

Throughout the year, the Board and the relevant Board committees receive updates from management with respect to various enterprise risk management issues and dedicate a portion of their meetings to reviewing and discussing specific risk topics in greater detail, including risks related to cybersecurity and climate change, to, among other things, assist in identifying the principal risks facing our company, identifying and evaluating policies and practices that promote a culture designed to appropriately balance risk and reward, and evaluating risk management practices.

Cybersecurity is a critical part of our risk management approach, and we maintain a cyber risk management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats, including cybersecurity threats associated with our use of third-party service providers. To address cybersecurity threats more effectively, we leverage a multi-layered approach. Our CEO and other members of senior management have responsibility for assessing and managing our cybersecurity risk exposure, and we have a dedicated Chief Information Officer (or CIO), who is responsible for oversight of our overall cybersecurity program, which includes protecting the industrial control systems, data, corporate infrastructure (e.g. databases, servers and network equipment), end user devices (e.g. desktops, laptops, and mobile devices) and internal websites. Our CIO reports directly to our CFO.

We also have a dedicated Director of Information Security (or DIS), who reports to our CIO and chairs our Cybersecurity Committee, comprised of internal Information Technology (or IT) IT experts who continuously review risks and vulnerabilities and execute cybersecurity initiatives. Our CIO, DIS and other members of our IT team have extensive experience in managing company-wide information security programs. Our CIO has over 20 years of experience in IT management and a Bachelor of Science in Advance Technical Studies/Computer Information Processing. Our DIS has over 25 years of experience in IT/OT Security, including as a cybersecurity consultant, Supervisory Control and Data Acquisition (SCADA) Network and Security Architect and Security Analyst/Security Engineer.

We have also engaged a third party service provider to monitor our IT infrastructure and information systems for security threats, escalate any threat to our IT team, and assist us in responding to threats, vulnerabilities and risks. Our cyber risk management program is aligned with the standards, guidelines and best practices of the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF).

Upon the detection of any cybersecurity incident, our CIO and DIS provide reports to our CEO and other members of senior management, including with respect to the monitoring, investigation, mitigation and remediation of the incident. Our Board and Audit Committee oversee our cybersecurity management and receive regular updates from senior management, including our CIO, on matters such as major cyber risk areas, cybersecurity monitoring and prevention technologies and practices and occurrence, mitigation and remediation of cybersecurity incidents, if any. We also periodically engage third parties to perform cybersecurity assessments to detect vulnerabilities, such as ransomware or data loss, and to provide cybersecurity incident response training.

We rely on our IT infrastructure and information systems to interact with our customers and vendors, operate our drilling rigs, and bill, collect and make payments. Our IT infrastructure and information systems also support and form the foundation for our accounting and finance systems and form an integral part of our disclosure and accounting control environment. Our internally developed systems and processes, as well as those systems and processes provided by third-party vendors, may be susceptible to damage or interruption from cybersecurity threats, which include any unauthorized access to our information systems that may result in adverse effects on the confidentiality, integrity, or availability of such systems or the related information. Potential cybersecurity threats include terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, theft of intellectual property or other security breaches. Such attacks have become more and more sophisticated over time, especially as threat actors have become increasingly well-funded by, or themselves include, governmental actors, organized crime and hackers with significant means. We expect that sophistication of cyber threats will continue to evolve as threat actors increase their use of artificial intelligence and machine-learning technologies. If our systems, or any of our customers’ or vendors’ systems, for protecting against cybersecurity incidents prove to be insufficient, a cybersecurity incident could subject us to significant liabilities and could have a material adverse effect on our operations, financial condition, business or reputation.

Item 2. Properties.

We lease office space in Houston, Texas, where our corporate headquarters are located. Additionally, we lease various office, warehouse and storage facilities in Louisiana and internationally in Australia, Brazil, Malaysia, Senegal, Singapore and the U.K. to support our offshore drilling operations. We own offices and other facilities in New Iberia, Louisiana; Aberdeen, Scotland; Macae, Brazil; and Ciudad del Carmen, Mexico.

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

As of February 23, 2024, there were approximately 149 holders of record of our common stock. This number represents registered stockholders of record and does not include stockholders who hold their shares through an institution.

Dividend Policy

The Predecessor company had not paid a dividend to stockholders since 2015. For the Successor company, any future dividends will be at the discretion of our Board after taking into account various factors it deems relevant, including our financial position, earnings, earnings outlook, capital spending plans, outlook on current and future market conditions and business needs and contractual obligations. The Board’s dividend policy may change from time to time, but there can be no assurance that we will declare any cash dividends at all or in any particular amounts. Our ability to declare cash dividends is generally prohibited under our debt covenants. See Note 10 “Long-Term Debt” to our Consolidated Financial Statements included in Item 8 of this report.

Cumulative Total Stockholder Return

The following chart illustrates the cumulative total stockholder return for our common stock, the Standard & Poor’s SmallCap 600 Index and the Dow Jones U.S. Oil Equipment & Services Index, assuming $100 invested on March 30, 2022 in our common stock and the two published indices and reinvestment of dividends. The chart depicts the past performance for the period from March 30, 2022, the day our common stock commenced trading on the NYSE, through December 31, 2023, and should not be used to predict future share performance. The following chart and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended (or the Securities Act), or Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

	Mar. 30, 2022	June 30, 2022	Sep. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	June 30, 2023	Sep. 30, 2023	Dec. 31, 2023
Diamond Offshore	$100	79	88	139	161	190	196	173
S&P SmallCap 600 Index	$100	85	81	88	90	93	89	102
Dow Jones U.S. Oil Equipment & Services	$100	82	74	110	100	104	123	113

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with Item 1A, “Risk Factors” and our Consolidated Financial Statements (including the Notes thereto) in Item 8 of this report.

This section of this Form 10-K generally discusses the Successor periods for the years ended December 31, 2023 and 2022. For a discussion of our financial condition and results of operations for the Successor periods for the year ended December 31, 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, please refer to Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

We provide contract drilling services to the energy industry around the globe with a fleet of 13 offshore drilling rigs, consisting of four owned drillships, seven owned semisubmersible rigs and two managed rigs as of the date of this report.

Bankruptcy Filing

As discussed in Item 1 of this report, on the Petition Date, the Debtors voluntarily commenced the Chapter 11 Cases seeking relief under Chapter 11 in the Bankruptcy Court. On January 22, 2021, the Debtors entered into the PSA, among the Debtors, certain holders of the Company’s then-existing Senior Notes and certain holders of the RCF Claims under the Company’s then-existing $950.0 million syndicated revolving credit facility. Concurrently, the Debtors entered into the Backstop Agreement with certain holders of Senior Notes and entered into the Commitment Letter with certain holders of RCF Claims to provide exit financing upon emergence from bankruptcy.

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

See “Business – Reorganization and Chapter 11 Proceedings” in Item 1 of this report, “– Liquidity and Capital Resources” and Note 2 “Chapter 11 Proceedings” and Note 10 “Long-Term Debt” to our Consolidated Financial Statements included in Item 8 of this report.

Fresh Start Accounting

Upon emergence from bankruptcy, we met the criteria for and were required to adopt fresh start accounting in accordance with ASC 852, which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date.

Fresh start accounting required that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 are not comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date (or the years ended December 31, 2023 and 2022 and the period from April 24, 2021 to December 31, 2021). References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (or from January 1, 2021 to April 23, 2021).

See Note 2 “Chapter 11 Proceedings” to our Consolidated Financial Statements included in Item 8 of this report.

Market Overview

During the fourth quarter of 2023, energy industry fundamentals continued to support the multi-year global growth cycle in our business. Despite some price volatility related to central bank rate hikes, macroeconomic uncertainty, non-OPEC supply growth, and renewed geopolitical unrest in the Middle East, commodity prices remained robust during the fourth quarter. According to pricing data published by the U.S. Energy Information Administration, Brent oil prices averaged approximately $84 per barrel in the fourth quarter. Many industry analysts expect Brent oil prices to average in the $80 per barrel range through 2026, this is well above most offshore project break-even prices, which, according to industry data, are below $50 per barrel. Against this backdrop of strong commodity prices, 2023 saw the highest level of sanctioned offshore capital spending since 2013 when the active deepwater fleet was more than twice the size it is today. Looking ahead, industry experts believe the oil and gas industry is poised for continued strong spending trends for the next several years, as multi-year energy demand expansion is expected. According to industry experts, offshore upstream spending is expected to average $215 billion annually from 2024 through 2026, growing at an average annual rate of approximately 5% while deepwater spending is anticipated to grow approximately 8% in 2024.

During the fourth quarter, the positive dynamics of increased offshore spending, coupled with the growing trend in long-cycle developments, capacity expansions, and exploration and appraisal activities, continued to drive growth in demand for floating drilling rigs. According to industry reports, on a trailing four-quarter basis, the volume of incoming floater tenders continued to grow throughout 2023, reaching a level in the fourth quarter not seen since 2012. In early February 2024, outstanding demand for deepwater rigs reached approximately 115 rig years, compared to 71 rig years in February 2023, representing an increase of more than 60% with most demand concentrated in the deepwater and ultra-deepwater regions of the Gulf of Mexico, Brazil and West Africa, which are areas where we currently operate. This increase in recent tendering activity continued to build visibility for floating rig demand. Analysts expect floating rig demand to grow approximately 11% in 2024 and average 7% annual growth through 2028, primarily driven by new greenfield developments and higher exploration activity. The increase in offshore exploration would present potential upside for future rig demand. This growing rig demand has resulted in increased contract durations and increased lead times from contract award to commencement of service for floater contracts signed so far in 2024, as operators become more willing to commit to rigs for longer periods for deepwater drilling capacity. According to industry analysts, as of the date of this report, duration and lead times for floating rig contracts signed in 2024 year to date were 2.40 years and 0.64 years, respectively, which is generally in line with levels seen in 2023.

Strong demand for deepwater drilling rigs has resulted in increasing rates and utilization for ultra-deepwater drilling rigs, with current dayrates in the mid-to-upper $400,000 per day range, and marketed utilization approaching 95%. This dayrate market, combined with the longer duration and lead times of recent tenders, has resulted in compelling economics for rig reactivations, presenting the opportunity for some idle capacity to enter the market, which could adversely affect future utilization and dayrates. While there is a possibility for stranded rigs to enter the market, the current remaining inventory of idle rig capacity has decreased significantly and the owners of this capacity have, to date, exhibited capital discipline as it relates to reactivations. The anticipated growth in upstream capital spending has continued to drive further increases in rig demand and may mitigate the long-term impact of future rig reactivations. Further, supply chain constraints and inflationary pressures could limit the pace at which these additional rigs can return to the market, with some analysts estimating the average time for rig reactivations to be approximately 12 to 18 months, with costs approaching $100 million for idle rigs and $350 million for stranded rigs. Despite policy tightening by major central banks and a moderating pace of world economic expansion, inflationary pressures have generally remained elevated in the industry sector, though recent trends indicate a moderation. This may still result in upward pressure on operating expenses for offshore drillers.

In addition to market factors, customer capital allocation decisions have continued to affect demand for our services. Customer investment mixes over time, coupled with energy demand and regulatory measures, could adversely impact demand for offshore drilling services in the long term. Notwithstanding this possibility, during the fourth quarter global energy demand continued to be strong and energy supply growth remained constrained. We expect increased investment in both traditional and renewable sources of energy to be required in the future, some of which we expect to be invested in finding and producing hydrocarbons in the offshore segment. Industry experts continue to expect the world's demand for energy will continue to rise and that hydrocarbons will play a major role in meeting the world's energy needs for the foreseeable future.

See “– Contract Drilling Backlog” for future commitments of our rigs during 2024 through 2028.

Recent Event

On February 1, 2024, the Ocean GreatWhite, reported an equipment incident while located in the North Sea west of the Shetland Islands. We had disconnected the rig’s lower marine riser package (or LMRP) from the rig’s BOP on the well while waiting on harsh weather. Subsequently, the LMRP and the deployed riser string unintentionally separated from the rig at the slip joint tensioner ring, and the LMRP and riser dropped to the seabed. As of the date of this report, we continue to investigate the incident to understand the cause of the separation and are working closely with our customer and local authorities in response to the incident. At the time of the incident, the rig was not carrying out any drilling activity. No employees were injured, the rig maintained its structural integrity and the well was secure with the BOP in place. In addition, as of the date of this report, there have been no reports of damage to seabed infrastructure and no known environmental impacts or lower hull damage.

We have initiated a process for recovering the LMRP, riser and replacing missing or damaged rig equipment. The Ocean GreatWhite is currently in process of recovering the LMRP to the surface. Since the incident, the rig has been off-rate and is not expected to return to earning dayrate until it is operating again, which we estimate could be approximately 90 to 100 days or longer. If the rig is off-rate for 90 to 100 days, it could result in approximately $24.0 million to $27.0 million in estimated reduced revenue over the course of the first and second quarters of 2024.

We carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico. As of the date of this report, we estimate incremental recovery and repairs and maintenance costs to be approximately $20.0 million to $25.0 million dollars, and our current estimate of replacement capital expenditures is approximately $12.0 million to $15.0 million dollars. We anticipate that the LMRP incident will be covered by our hull & machinery insurance policy and that all incremental costs, less our $10.0 million deductible, should be reimbursable under that policy. In addition, we carry loss-of-hire insurance on the Ocean GreatWhite to cover lost cash flow under certain circumstances. After a 60-day waiting period, our loss-of-hire insurance provides $150,000 per day, for up to 180 days, for each day of lost revenue as a result of a covered property loss claim. However, we cannot fully predict the extent of such insurance coverage or the timing of such claims.

Contract Drilling Backlog as of January 1, 2024, as presented below, includes $65.3 million of future revenue and 249 rig days committed in 2024 attributable to the Ocean GreatWhite and has not been adjusted to reflect any potential lost revenue or revenue-earning days resulting from the LMRP incident.

Contract Drilling Backlog

Contract drilling backlog, as presented below, includes only firm commitments (typically represented by signed contracts) and is calculated by multiplying the contracted operating dayrate by the firm contract period. Our calculation also assumes full utilization of our drilling equipment for the contract period (excluding scheduled shipyard and survey days); however, the amount of actual revenue to be earned and the actual periods during which revenues will be earned will be different than the amounts and periods shown in the tables below due to various factors. Utilization rates, which generally approach 92-98% during contracted periods, can be adversely impacted by downtime due to various operating factors including weather conditions and unscheduled downtime for repairs and maintenance. Contract drilling backlog excludes revenues for mobilization, demobilization, contract preparation and customer reimbursables. No revenue is generally earned during periods of downtime for regulatory surveys. Changes in our contract drilling backlog between periods are generally a function of the performance of work on term contracts, as well as the extension or modification of existing term contracts and the execution of additional contracts. In addition, under certain circumstances, our customers may seek to terminate or renegotiate our contracts, which could adversely affect our reported backlog.

See “– Recent Event” and “Risk Factors – Risks Related to Our Business and Operations – We can provide no assurance that our drilling contracts will not be terminated early or that our current backlog of contract drilling revenue ultimately will be realized” in Item 1A of this report.

The backlog information presented below does not, nor is it intended to, align with the disclosures related to revenue expected to be recognized in the future related to unsatisfied performance obligations, which are presented in Note 3 “Revenue from Contracts with Customers” to our Consolidated Financial Statements in Item 8 of this report. Contract drilling backlog includes only future dayrate revenue as described above, while the disclosure in Note 3 excludes dayrate revenue and only reflects expected future revenue for mobilization, demobilization and capital modifications to our rigs, which are related to non-distinct promises within our contracts.

The following table reflects our contract drilling backlog attributable to future operations as of January 1, 2024 (based on information available at that time), October 1, 2023 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023), and January 1, 2023 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2022) (in millions).

	January 1, 2024	October 1, 2023	January 1, 2023
Contract Drilling Backlog (1)	$1,424	$1,406	$1,788

(1)
Includes contract backlog of $117.6 million, $156.3 million and $307.7 million at January 1, 2024, October 1, 2023 and January 1, 2023, respectively, attributable to customer drilling contracts secured for rigs managed, but not owned, by us. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. Pursuant to the terms of the charter agreement with the rig owner, we will realize a gross margin equivalent to our management and marketing fee.

The following table reflects the amounts of our contract drilling backlog by year as of January 1, 2024 (in millions).

	For the Year Ending December 31,
	Total	2024	2025	2026	2027	2028
Contract Drilling Backlog (1)	$1,424	$877	$200	$175	$170	$2

(1)
Includes contract backlog of $117.6 million in 2024 attributable to customer drilling contracts secured for two rigs that we manage under the MMSA with an offshore drilling company whereby we provide management services for these rigs.

The following table reflects the percentage of rig days committed by year as of January 1, 2024. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Year Ending December 31,
	2024	2025	2026	2027	2028
Rig Days Committed (1)	62%	19%	17%	16%	<1%

(1)
As of January 1, 2024, includes approximately 135 rig days currently known and scheduled for contract preparation, mobilization of rigs, surveys and extended repair and maintenance projects during 2024.

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

Regulatory Surveys and Expected Downtime. Our operating income is negatively impacted when we perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs. The inspection interval for our North Sea rigs is two-and-one-half years. Operating revenue decreases because these special surveys are generally performed during scheduled downtime in a shipyard. Often other vessel maintenance and improvement activities are also performed concurrently with the survey. Survey costs, which generally include mobilization of the vessel into the shipyard, drydocking, support services while in shipyard and the associated survey or inspection costs necessary to maintain class certifications, are deferred and amortized over the survey interval on a straight-line basis. Other costs incurred at the time of the recertification drydocking that are not related to the recertification of the vessel, are expensed as incurred. Costs for vessel improvements that either extend the vessel’s useful life or increase the vessel's functionality are capitalized and depreciated. The number of rigs undergoing a special survey will vary from year to year, as well as from quarter to quarter.

During 2024, we expect to spend approximately 135 days of planned downtime, including approximately (i) 90 days for a shipyard project for the Ocean BlackRhino; (ii) 20 days for the Ocean Hornet’s special survey; (iii) 15 days for the Ocean Endeavor’s BOP recertification; and (iv) 10 days for other planned rig moves. We can provide no assurance as to the exact timing and/or duration of downtime associated with these or other projects. See “ – Contract Drilling Backlog.”

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

On August 16, 2022, the Inflation Reduction Act (or the IRA) was enacted by the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate applied to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect these provisions of the IRA to have a material impact on our operating results, financial condition, or cash flows.

In October 2021, approximately 140 countries in the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting reached an agreement on international tax reform, including rules to ensure that multinational groups of companies pay a minimum corporate income tax rate of 15% (or Pillar Two). The OECD continues to release additional guidance on how Pillar Two rules should be interpreted and applied by jurisdictions as they adopt Pillar Two. A number of countries have utilized the administrative guidance as a starting point for legislation that is effective January 1, 2024. We continue to evaluate the Pillar Two impact on future periods, pending legislative adoption by individual countries and issuance of additional guidance by tax authorities.

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

Property, Plant and Equipment. We carry our drilling and other property and equipment at cost, less accumulated depreciation. Maintenance and routine repairs are charged to income while replacements and betterments that upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. During the Successor periods for the years ended December 31, 2023 and 2022, we capitalized $124.3 million and $69.1 million, respectively, in replacements and betterments of our drilling fleet.

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

We did not record an impairment loss in 2023 or 2022. During the Successor period from April 24, 2021 through December 31, 2021, we reviewed the marketability, age and physical condition of certain of our rigs in conjunction with other factors specific to the geographic markets in which these rigs are capable of operating and determined, based on circumstances that arose in the fourth quarter of 2021, which we believed to be other than temporary, that the economic useful lives of certain of the rigs were materially different than that determined at the Effective Date. Based on the revised useful lives, we determined that the carrying values of two semisubmersible rigs were impaired. We recognized an aggregate impairment loss of $132.4 million to write down these rigs to their estimated fair value. During the Predecessor period from January 1, 2021 through April 23 2021, we recognized an impairment loss of $197.0 million for one rig for which we had concerns regarding future opportunities. See “– Results of Operations – Impairment of Assets” and Note 4 “Asset Impairments” to our Consolidated Financial Statements in Item 8 of this report.

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

	Year Ended December 31,
	2023	2022
Revenue-Earning Days (1)	3,293	3,089
Utilization (2)	64%	65%
Average daily revenue (3)	$298,800	$234,600

Revenues:
Contract drilling	$983,983	$724,744
Revenues related to reimbursable expenses	72,196	116,534
Total revenues	1,056,179	841,278
Operating expenses:
Contract drilling, excluding depreciation	757,193	620,982
Reimbursable expenses	68,758	114,962
Depreciation	111,301	103,478
General and administrative	72,248	70,196
Gain on disposition of assets	(4,382)	(4,895)
Total operating expenses	1,005,118	904,723
Operating income (loss)	51,061	(63,445)
Other income (expense):
Interest income	1,637	18
Interest expense	(53,416)	(40,423)
Foreign currency transaction loss	(5,920)	(3,023)
Loss on extinguishment of long-term debt	(6,529)	—
Other, net	(556)	1,267
Loss before income tax (expense) benefit	(13,723)	(105,606)
Income tax (expense) benefit	(30,983)	2,395
Net loss	$(44,706)	$(103,211)

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

Contract Drilling Revenue. Contract drilling revenue increased $259.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. Comparing the periods, the increase in contract drilling revenue was the result of higher average daily revenue earned ($211.2 million), combined with a 204-day increase in R-E days ($48.0 million).

Average daily revenue for 2023 increased compared to 2022, primarily due to dayrates earned by the Ocean BlackHornet and West Auriga, which operated under new contracts or extensions during the majority of 2023 at higher dayrates than those earned during 2022. Contract drilling revenue for 2023 also included revenue for the Ocean GreatWhite and West Vela, which commenced drilling operations in the first quarter of 2023 and fourth quarter of 2022, respectively, and the Ocean BlackHawk operating in the GOM after completion of its contract in Senegal in mid-2023 and shipyard upgrade. We also recognized $19.2 million in revenue related to the early termination of drilling contracts for the Ocean Patriot and the Ocean Apex in 2023.

R-E days for 2023 increased, compared to the prior year, due to incremental R-E days for the reactivated Ocean GreatWhite (275 days), our two managed rigs (283 days), which were on contract for the majority of 2023, the Ocean Endeavor (62 days), which completed a shipyard project in the first quarter of 2023 and other net changes (2 days). R-E days in 2023 were partially reduced as a result of the completion of contracts the Ocean Onyx and Ocean Monarch (274 fewer days) and subsequent cold stacking, and downtime associated with shipyard projects and contract preparation activities for the Ocean Courage and the Ocean BlackHawk (144 fewer days).

Revenue Related to Reimbursable Expenses. Gross reimbursable revenue and expenses for the years ended December 31, 2023 and 2022 were $72.2 million and $116.5 million, respectively, and included $8.5 million and $61.2 million, respectively, of revenue earned for the rigs managed under the MMSA.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation increased $136.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. During 2023, contract drilling expense associated with the two managed rigs, including bareboat charters thereof, increased $139.9 million compared to 2022, primarily due to both the West Auriga and West Vela being on contract for most of 2023 compared to the prior year. Contract drilling expense for our owned fleet decreased $3.7 million in 2023, compared to 2022, and reflected lower costs for repair, inspection and maintenance-related activities ($11.5 million) and personnel ($10.7 million), partially offset by higher costs for rig mobilization ($11.4 million), equipment rental ($4.8 million) and other expenses ($2.3 million). The net decrease in contract drilling expense for our owned rigs was due to a reduction in costs in 2023 attributed to the cold-stacked Ocean Onyx and Ocean Monarch, partially offset by costs related to the operation of the reactivated Ocean GreatWhite, a shipyard upgrade for the Ocean Apex and higher expenses related to our operations in Senegal.

Depreciation Expense. Depreciation expense for 2023 increased $7.8 million compared to 2022. The net increase in depreciation expense was primarily due to a higher depreciable asset base in 2023 as a result of capital expenditures during the year, including shipyard projects for the Ocean Apex, Ocean BlackHawk and Ocean Courage.

General and Administrative Expense. General and administrative expense increased $2.1 million for the year ended December 31, 2023, compared to year ended December 31, 2022, primarily due to higher personnel-related costs ($6.6 million), legal and other professional fees ($0.7 million) and other expenses ($0.2 million), partially offset by a reduction in stock compensation expense due to the absence of expense associated with the vesting of certain performance-based restricted stock awards in 2022 ($5.4 million).

Gain on Disposition of Assets. During 2023, we recognized an aggregate gain on disposition of assets of $4.3 million, primarily related to the sale of surplus equipment. During 2022, we sold the Ocean Valor for aggregate proceeds of approximately $6.6 million and recognized a net gain on the transaction of $4.0 million.

Interest Expense. Interest expense increased $13.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, and included $13.4 million in interest expense related to our $550.0 million aggregate principal amount of senior secured second lien notes, including amortization of debt issuance costs, and higher interest expense related to amounts drawn on our revolving credit facility prior to its repayment in September 2023 ($3.3 million). The increase in interest expense for 2023 was partially offset by a reduction in interest expense year-over-year related to the retirement of certain indebtedness we incurred upon emergence from bankruptcy ($2.4 million), our finance leases ($1.1 million), and other interest ($0.2 million).

Loss on Extinguishment of Long-Term Debt. Concurrent with our issuance of $550.0 million aggregate principal amount of senior secured second lien notes in September 2023, we retired all our previously outstanding debt and amended our revolving credit facility to reduce the borrowing capacity thereunder. We recognized a $6.5 million loss on extinguishment of debt, primarily related to the retirement of a portion of our then existing debt at a premium ($3.4 million) and the write off of deferred issuance costs related to the retired debt and reduction in borrowing capacity under our revolving credit facility ($3.1 million).

Income Tax (Expense) Benefit. We recorded an income tax expense of $31.0 million (effective tax rate of negative 225.77%) for the Successor year ended December 31, 2023, inclusive of a net $12 million additional tax expense with respect to prior years’ operations in Egypt upon final judgment by the Egyptian tax court and income tax benefit of $2.4 million (2.27% effective tax rate) for the Successor year ended December 31, 2022.

The effective tax rate of negative 225.77% for the Successor year ended December 31, 2023 reflected changes in the domestic and international jurisdictional mix of our pre-tax income and loss, the utilization of deferred tax assets, and the recognition of additional uncertain tax positions in foreign jurisdictions.

The effective tax rate of 2.27% for the Successor year ended December 31, 2022 reflected changes in the domestic and international jurisdictional mix of our pre-tax income and loss and the release of previously recognized valuation allowances.

Liquidity and Capital Resources

In September 2023, we issued $550.0 million aggregate principal amount of 8.5% senior secured second lien notes due 2030 (or the Second Lien Notes), which are scheduled to mature on October 1, 2030 (or the Notes Offering). Concurrent with the issuance of the Second Lien Notes, we entered into an amendment (or the Credit Agreement Amendment) to our then-existing $400.0 million exit revolving credit agreement (or the Exit RCF) which amended the Exit RCF (or, as amended, the Amended RCF) to, among other things, (i) reduce the aggregate commitment of the lenders thereunder from $400.0 million to $300.0 million, (ii) permit the Notes Offering and (iii) permit us to incur up to an aggregate of $50.0 million of indebtedness in respect of outstanding letters of credit that may be issued on our behalf outside of the Amended RCF. The Credit Agreement Amendment became effective concurrently with the consummation of the Notes Offering, which was conditioned on the Credit Agreement Amendment becoming effective.

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

See Note 10 “Long-Term Debt” to our Consolidated Financial Statements included in Item 8 of this report.

On October 24, 2023, Barclays Bank PLC (or Barclays) gave notice of its resignation as a letter of credit issuer under the Amended RCF. Barclays’ resignation became effective on November 23, 2023 and as a result our capacity for the issuance of additional letters of credit under the Amended RCF was reduced to zero at that time. However, the Amended RCF permits us to incur up to an aggregate of $50.0 million of indebtedness in respect of outstanding letters of credit that may be issued on our behalf outside of the Amended RCF.

At February 23, 2024, we had no borrowings outstanding under the Amended RCF, and a $1.9 million letter of credit had been issued thereunder. As of February 23, 2024, approximately $298.1 million was available for borrowings under the Amended RCF subject to its terms and conditions; however, the availability of borrowings under the Amended RCF is subject to the satisfaction of certain conditions as specified in our revolving credit agreement, including restrictions on borrowings. The Amended RCF permits us to incur up to an aggregate of $50.0 million of indebtedness in respect outstanding letters of credit that may be issued on our behalf outside of the Amended RCF.

Historically, we have relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include funding our working capital requirements and capital expenditures, as well as servicing our debt repayments and interest payments. As of February 23, 2024, all of our rigs, excluding managed rigs, are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (or DFAC). Our management has determined that we will permanently reinvest foreign earnings, which restricts the ability to utilize cash flows of DFAC on a company-wide basis. To the extent possible, we expect to utilize the operating cash flows and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each respective entity's working capital requirements and capital commitments.

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

As of January 1, 2024, our contractual backlog was approximately $1.4 billion. At December 31, 2023, we had cash and cash equivalents of $138.7 million, including $14.2 million that is subject to restrictions pursuant to the MMSA.

Sources and Uses of Cash

Cash Flows and Capital Expenditures

For the year ended December 31, 2023, our operating activities generated cash flow of $11.8 million compared to cash flow of $8.9 million for the year ended December 31, 2022.

2023. During 2023, cash receipts from contract drilling services ($971.2 million) were partially offset by cash expenditures for contract drilling, shorebase support, and general and administrative costs ($942.6 million), the placement of cash collateral in support of tax bonds ($11.8 million) and the payment of cash income taxes ($5.0 million).

Cash outlays for capital expenditures during 2023 aggregated $131.4 million, primarily related to shipyard projects and equipment upgrades for several rigs in our fleet, partially offset by proceeds from the disposition of assets ($11.1 million), including the sale of surplus equipment.

Additionally, during 2023, we issued $550.0 million aggregate principal amount of Second Lien Notes at par and used a portion of the proceeds to repay amounts outstanding under the Exit RCF, repay and terminate our Exit Term Loan Credit Facility and redeem in full the First Lien Notes ($381.2 million). Costs associated with the issuance of the Second Lien Notes and amendment of the Exit RCF were $17.0 million. Net borrowings under the Exit RCF prior to the Notes Offering were $15.0 million. During 2023, we also made payments in connection with finance lease obligations aggregating $17.0 million related to Well Control Equipment (as defined below) on our owned drillships.

2022. During 2022, cash receipts for contract drilling services ($781.0 million) and the return of certain collateral deposits ($17.5 million) were partially offset by cash expenditures for contract drilling, shorebase support and general and administrative expenses ($776.3 million) and payment of cash income taxes ($13.3 million).

In addition, our cash capital expenditures were $60.0 million, and we received $7.6 million from the sale of assets during 2022, including a deposit received for the sale of surplus equipment and proceeds from the sale of the Ocean Valor. Principal payments on our Well Control Equipment finance leases were $15.9 million. During the year ended December 31, 2022, we borrowed $94.0 million under the Exit RCF.

Upgrades and Other Capital Expenditures

We have historically invested a significant portion of our cash flows in the enhancement of our drilling fleet and our ongoing rig equipment replacement and capital maintenance programs. The amount of cash required to meet our capital commitments is determined by evaluating the need to upgrade our rigs to meet specific customer requirements and our rig equipment enhancement, maintenance and replacement programs. We make periodic assessments of our capital spending programs based on current and expected industry conditions and our cash flow forecast. As of the date of this report, we expect cash capital expenditures for 2024 to be approximately $125.0 million to 135.0 million and excludes cash capital expenditures that may not be covered by insurance for the Ocean GreatWhite LMRP incident.

Contractual Cash Obligations

The following table sets forth our contractual cash obligations at December 31, 2023 (in thousands).

		Payments Due By Period
Contractual Obligations (1)	Total	2024	2025-2026	2027-2028	Thereafter
Second Lien Notes	$878,548	$51,944	$93,500	$93,500	$639,604
Well Control Equipment services agreement (2)	92,492	24,862	67,631	—	—
Finance leases (3)	149,062	26,352	122,710	—	—
Operating leases (3)	46,350	11,181	19,044	13,337	2,788
Total obligations	$1,166,452	$114,339	$302,885	$106,837	$642,392
(1)
The above table excludes $48.6 million of total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment as of December 31, 2023. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.
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
(3)
These contractual obligations are related to finance leases for our Well Control Equipment and include payments related to the exercise of a purchase option for the Well Control Equipment at the end of the original lease term. We have also entered into various operating leases for corporate and shorebase offices, office and information technology equipment, employee housing, onshore storage yards and certain rig equipment and tools. See Note 12 “Leases and Lease Commitments” to our Consolidated Financial Statements in Item 8 of this report.

Pressure Control by the Hour®. In 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly known as Baker Hughes, a GE company) (or Baker Hughes) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our four drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. In connection with the contractual services agreement, we sold the Well Control Equipment on our drillships to a Baker Hughes subsidiary and are leasing it back over separate finance leases. Collectively, we refer to the contractual services agreement and corresponding finance lease agreements with the Baker Hughes affiliate as the PCbtH program. See Note 11 “Commitments and Contingencies” and Note 12 “Leases and Lease Commitments” to our Consolidated Financial Statements in Item 8 of this report.

Except for our contractual requirements under the PCbtH program discussed above, we had no other purchase obligations for major rig upgrades or any other significant obligations at December 31, 2023, except for those related to our direct rig operations, which arise during the normal course of business.

Other Commercial Commitments

We were contingently liable as of December 31, 2023 in the amount of $12.4 million under certain tax and customs bonds that have been issued on our behalf. The letter of credit that collateralizes the $1.9 million surety bond associated with our office lease was issued under the Amended RCF and cannot require collateral except in events of default. In addition, we have placed $11.8 million in cash collateral with the issuer of certain tax bonds.

The table below provides a list of these obligations in U.S. dollar equivalents by year of expiration (in thousands).

		For the Year Ending December 31,
Other Commercial Commitments	Total	2024	2025	2026	2027	2028
Tax bonds	$12,381	$—	$9,239	$—	$—	$3,142
Customs bonds	160	160	—	—	—	—
Office lease letter of credit	1,878	1,878	—	—	—	—
Total obligations	$14,419	$2,038	$9,239	$—	$—	$3,142

Other

Operations Outside the U.S. Our operations outside the U.S. accounted for approximately 48% and 53% of our total consolidated revenues for the Successor periods for the years ended December 31, 2023 and 2022, respectively. See “Risk Factors – Regulatory and Legal Risks – Significant portions of our operations are conducted outside the U.S. and involve additional risks not associated with U.S. domestic operations” in Item 1A of this report.

Currency Risk. Some of our subsidiaries conduct a portion of their operations in the local currency of the country where they conduct operations, resulting in foreign currency exposure. Currency environments in which we currently have or previously had significant business operations include Australia, Brazil, Egypt, Malaysia, Mexico, Senegal, Trinidad and Tobago and the U.K., creating exposure to certain monetary assets and liabilities denominated in currencies other than the U.S. dollar. These assets and liabilities are revalued based on currency exchange rates at the end of the reporting period.

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

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by or against us are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•
market conditions and the effect of such conditions on our future results of operations;
•
offshore exploration activity, future investment in hydrocarbons, future spending trends or growth, customer capital allocation and commitments, drilling contract duration trends, and customer spending programs and future projects;
•
contractual obligations and future contract negotiations;

•
future commodity prices, dayrates or utilization;
•
market outlook;
•
the transition to renewable energy sources and other alternative forms of energy;
•
future energy demand and future demand for offshore drilling services;
•
global energy demand and the role of hydrocarbons in meeting the world’s energy needs;
•
inflation;
•
future economic trends, including interest rates and recessionary economic conditions;
•
operations outside the United States;
•
geopolitical events and risks, including Russia’s invasion of Ukraine and related sanctions, conflict in the Middle East including the armed conflict between Israel and Hamas, and related disruptions;
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
•
interest rate and foreign exchange risk;
•
business plans or financial condition of our customers;
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
•
the MMSA and charters with an offshore drilling company and future management services thereunder;

•
any response to the equipment incident on the Ocean GreatWhite, any related damage or environmental impact or efforts to recover equipment or replace any missing or damaged equipment;
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
•
risks of war, military operations, other armed hostilities, sabotage, piracy, cyber-attack, terrorist acts and embargoes, including the armed conflicts between Russia and Ukraine and between Israel and
Hamas;;
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

Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented for each class of financial instrument held by us at December 31, 2023 and 2022, assuming immediate adverse market movements of the magnitude described below. We believe that the various rates of adverse market movements represent a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss or any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.

Exposure to market risk is managed and monitored by our senior management. Senior management approves the overall investment strategy that we employ and has responsibility to ensure that the investment positions are consistent with that strategy and the level of risk acceptable to us. We may manage risk by buying or selling instruments or entering into offsetting positions.

Interest Rate Risk. We have exposure to interest rate risk on our debt instruments arising from changes in the level or volatility of interest rates. As of December 31, 2023, we had no variable interest rate debt outstanding. Our Second Lien Notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts. As of December 31, 2022, our variable interest rate debt included $177.5 million of outstanding borrowings under the Exit RCF, $19.4 million for the issuance of letters of credit under the Exit RCF and our $100.0 million Exit Term Loan Credit Facility. At this level of variable rate debt, the impact of a 100-basis point increase in market interest rates would not have a material effect (estimated $3.0 million increase in interest expense on an annualized basis). Our First Lien Notes were issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Diamond Offshore Drilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Diamond Offshore Drilling, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income or loss, stockholders’ equity, and cash flows, for each of the two years in the periods ended December 31, 2023 and December 31, 2022, and for the period from April 24, 2021 to December 31, 2021 (Successor Company operations), and for the period from January 1, 2021 to April 23, 2021 (Predecessor Company operations), and the related notes (collectively referred to as the "financial statements"). In our opinion, the Successor Company financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, and for the period from April 24, 2021 to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements present fairly, in all material respects, the results of its operations and its cash flows for the period from January 1, 2021 to April 23, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Fresh Start Reporting

As discussed in Note 2 to the financial statements, on April 8, 2021, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on April 23, 2021. Accordingly, the accompanying financial statements have been prepared in conformity with FASB Accounting Standard Codification 852, Reorganizations, for the Successor Company as a new entity with assets, liabilities, and a capital structure having carrying values not comparable with prior periods as described in Note 2 to the financial statements.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Refer to Notes 1 and 13 to the financial statements

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

Due to the multiple jurisdictions in which the Company files tax returns and the complexity of the tax laws and regulations, we identified the transfer pricing component of accounting for income taxes as a critical audit matter, since auditing management’s estimates of income taxes in foreign jurisdictions based on the application of transfer pricing methodologies required a high degree of auditor judgment and an increased extent of effort, including the use of our tax specialists and audit teams in the local jurisdiction knowledgeable of the tax laws of the applicable country.

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

•
With the assistance of our transfer pricing specialists, we evaluated the reasonableness of transfer pricing methodologies utilized by the Company.

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

February 28, 2024

We have served as the Company’s auditor since 1989.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Diamond Offshore Drilling, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Diamond Offshore Drilling, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those consolidated financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 28, 2024

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$124,457	$63,041
Restricted cash	14,231	34,293
Accounts receivable	260,124	177,675
Less: allowance for credit losses	(5,801)	(5,622)
Accounts receivable, net	254,323	172,053
Prepaid expenses and other current assets	63,412	48,695
Asset held for sale	1,000	—
Total current assets	457,423	318,082
Drilling and other property and equipment, net of accumulated depreciation	1,156,368	1,141,908
Other assets	98,762	67,966
Total assets	$1,712,553	$1,527,956
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,037	$47,647
Accrued liabilities	203,336	166,785
Taxes payable	34,817	30,264
Current finance lease liabilities	15,960	16,965
Total current liabilities	296,150	261,661
Long-term debt	533,514	360,644
Noncurrent finance lease liabilities	113,201	131,393
Deferred tax liability	10,966	700
Other liabilities	113,871	93,888
Commitments and contingencies (Note 11)
Total liabilities	1,067,702	848,286
Stockholders’ equity:
Preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding)	—	—
Common stock (par value $0.0001, 750,000 shares authorized; 103,189 shares issued and 102,322 shares outstanding at December 31, 2023; 101,884 shares issued and 101,320 shares outstanding at December 31, 2022)	10	10
Additional paid-in capital	978,575	964,467
Treasury stock	(8,493)	(4,252)
Accumulated deficit	(325,261)	(280,555)
Accumulated other comprehensive income	20	—
Total stockholders’ equity	644,851	679,670
Total liabilities and stockholders’ equity	$1,712,553	$1,527,956

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31,		April 24, 2021 through	January 1, 2021 through
	2023	2022	December 31, 2021	April 23, 2021
Revenues:
Contract drilling	$983,983	$724,744	$465,328	$153,364
Revenues related to reimbursable expenses	72,196	116,534	90,738	16,015
Total revenues	1,056,179	841,278	556,066	169,379
Operating expenses:
Contract drilling, excluding depreciation	757,193	620,982	364,539	181,626
Reimbursable expenses	68,758	114,962	89,284	15,477
Depreciation	111,301	103,478	68,504	92,758
General and administrative	72,248	70,196	53,494	15,036
Impairment of assets	—	—	132,449	197,027
Gain on disposition of assets	(4,382)	(4,895)	(1,024)	(5,486)
Total operating expenses	1,005,118	904,723	707,246	496,438
Operating income (loss)	51,061	(63,445)	(151,180)	(327,059)
Other income (expense):
Interest income	1,637	18	3	30
Interest expense (excludes $35,390 of contractual interest expense on debt subject to compromise for the period from January 1, 2021 through April 23, 2021.)	(53,416)	(40,423)	(26,180)	(34,827)
Foreign currency transaction loss	(5,920)	(3,023)	(997)	(172)
Loss on extinguishment of long-term debt	(6,529)	—	—	—
Reorganization items, net	—	—	(8,088)	(1,639,763)
Other, net	(556)	1,267	10,752	398
Loss before income tax (expense) benefit	(13,723)	(105,606)	(175,690)	(2,001,393)
Income tax (expense) benefit	(30,983)	2,395	(1,654)	39,404
Net loss	$(44,706)	$(103,211)	$(177,344)	$(1,961,989)
Loss per share, Basic and Diluted	$(0.44)	$(1.03)	$(1.77)	$(14.21)
Weighted-average shares outstanding, Basic and Diluted	101,842	100,561	100,071	138,054

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME OR LOSS

(In thousands)

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31,		April 24, 2021 through	January 1, 2021 through
	2023	2022	December 31, 2021	April 23, 2021
Net loss	$(44,706)	$(103,211)	$(177,344)	$(1,961,989)
Other comprehensive income, net of tax:
Unrealized gain on marketable securities (net of tax of $1)	20	—	—	—
Comprehensive loss	$(44,686)	$(103,211)	$(177,344)	$(1,961,989)

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Retained	Accumulated
			Additional	Earnings	Other			Total
	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit)	Income	Shares	Amount	Equity
January 1, 2021 (Predecessor)	145,264	$1,453	$2,029,979	$157,297	$—	7,210	$(206,163)	$1,982,566
Net loss	—	—	—	(1,961,989)	—	—	—	(1,961,989)
Cancellation of Predecessor equity	(145,264)	(1,453)	(2,029,979)	1,804,692	—	(7,210)	206,163	(20,577)
April 23, 2021 (Predecessor)	—	$—	$—	$—	$—	—	$—	$—

Issuance of Successor equity	100,000	10	934,800	—	—	—	—	934,810
April 24, 2021 (Successor)	100,000	$10	$934,800	$—	$—	—	$—	$934,810
Net loss	—	—	—	(177,344)	—	—	—	(177,344)
Stock-based compensation, net of tax	75	—	10,239	—	—	—	—	10,239
December 31, 2021	100,075	$10	$945,039	$(177,344)	$—	—	$—	$767,705
Net loss	—	—	—	(103,211)	—	—	—	(103,211)
Stock-based compensation, net of tax	1,245	—	19,428		—	564	(4,252)	15,176
December 31, 2022	101,320	$10	$964,467	$(280,555)	$—	564	$(4,252)	$679,670
Net loss	—	—	—	(44,706)	—			(44,706)
Stock-based compensation, net of tax	1,002	—	14,108	—	—	303	(4,241)	9,867
Unrealized gain on marketable securities	—	—	—	—	20	—	—	20
December 31, 2023 (Successor)	102,322	$10	$978,575	$(325,261)	$20	867	$(8,493)	$644,851

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31,		April 24, 2021 through	January 1, 2021 through
	2023	2022	December 31, 2021	April 23, 2021
Operating activities:
Net loss	$(44,706)	$(103,211)	$(177,344)	$(1,961,989)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	111,301	103,478	68,504	92,758
Loss on impairment of assets	—	—	132,449	197,027
Reorganization items, net	—	—	—	1,587,392
Gain on disposition of assets	(4,382)	(4,895)	(1,024)	(5,486)
Loss on extinguishment of long-term debt	6,529	—	—	—
Deferred tax provision	(4,617)	479	(3,482)	(35,894)
Stock-based compensation expense	14,103	20,159	10,766	—
Contract liabilities, net	4,580	(36,292)	48,293	10,617
Contract assets, net	(2,434)	1,694	(1,418)	(742)
Deferred contract costs, net	(12,099)	(1,594)	(13,081)	(12,034)
Long-term employee remuneration programs	—	—	119	475
Collateral deposits	(11,857)	17,479	6,030	—
Other assets, noncurrent	1,254	(2,950)	361	2,685
Other liabilities, noncurrent	(709)	115	(2,092)	(371)
Other	2,900	2,256	1,579	2,683
Changes in operating assets and liabilities:
Accounts receivable	(88,714)	(25,718)	(16,984)	2,108
Prepaid expenses and other current assets	(3,887)	2,028	305	(2,791)
Accounts payable and accrued liabilities	21,369	55,006	(40,133)	29,302
Taxes payable	23,149	(19,170)	6,056	(5,804)
Net cash provided by (used in) operating activities	11,780	8,864	18,904	(100,064)
Investing activities:
Capital expenditures	(131,449)	(60,023)	(42,812)	(49,119)
Proceeds from disposition of assets, net of disposal costs	11,105	5,959	1,053	7,484
Deposits on asset sales	307	1,670	—	—
Net cash used in investing activities	(120,037)	(52,394)	(41,759)	(41,635)
Financing activities:
Proceeds from issuance of second lien notes	550,000	—	—	—
Repayments of revolving credit facility	—	—	—	(442,034)
Borrowings on exit facilities	40,000	94,000	50,000	200,000
Extinguishment of long-term debt	(192,182)	—	—	—
Repayments on exit facilities	(214,000)	—	(70,000)	—
Debt issuance costs and arrangement fees	(17,242)	—	—	(6,218)
Issuance of exit notes	—	—	—	75,000
Principal payments of finance lease liabilities	(16,965)	(15,865)	(9,845)	—
Net cash provided by (used in) financing activities	149,611	78,135	(29,845)	(173,252)
Net change in cash, cash equivalents and restricted cash	41,354	34,605	(52,700)	(314,951)
Cash, cash equivalents and restricted cash, beginning of period	97,334	62,729	115,429	430,380
Cash, cash equivalents and restricted cash, end of period	$138,688	$97,334	$62,729	$115,429

The accompanying notes are an integral part of the consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

Diamond Offshore Drilling, Inc. provides contract drilling services to the energy industry around the globe with a fleet of 13 offshore drilling rigs, consisting of four owned drillships, seven owned semisubmersible rigs and two managed rigs.

Unless the context otherwise requires, references in these Notes to “Diamond Offshore,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc. and our consolidated subsidiaries. We were incorporated in Delaware in 1989. To facilitate our financial statement presentations, we refer to the post-emergence reorganized company in these Consolidated Financial Statements and Notes as the “Successor” for periods subsequent to April 23, 2021 and to the pre-emergence company as the “Predecessor” for periods on or prior to April 23, 2021. This delineation between Predecessor periods and Successor periods is shown in the Consolidated Financial Statements, certain tables within the footnotes to the Consolidated Financial Statements and other parts of this Annual Report on Form 10-K through the use of a black line, calling out the lack of comparability between periods.

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of Diamond Offshore Drilling, Inc. and our wholly-owned subsidiaries after elimination of intercompany transactions and balances.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (or U.S.), or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses during the reporting period. Actual results could differ from those estimated.

Cash and Cash Equivalents

We consider short-term, highly liquid investments that have an original maturity of three months or less and deposits in money market mutual funds that are readily convertible into cash to be cash equivalents.

The effect of exchange rate changes on cash balances held in foreign currencies was not material for the Successor periods for the years ended December 31, 2023 and December 31, 2022.

Asset Held for Sale

We reported the $1.0 million carrying value of the Ocean Monarch as an “Asset held for sale” in our Successor Consolidated Balance Sheets at December 31, 2023. We are marketing the rig for recycling and expect to complete a sale in early 2024.

Drilling and Other Property and Equipment

We carry our drilling and other property and equipment at cost, less accumulated depreciation. Maintenance and routine repairs are charged to income while replacements and betterments that upgrade or increase the functionality of our existing equipment and that significantly extend the useful life of an existing asset are capitalized. Significant judgments, assumptions and estimates may be required in determining whether or not such replacements and betterments meet the criteria for capitalization and in determining useful lives and salvage values of such assets. Changes in these judgments, assumptions and estimates could produce results that differ from those reported. During the Successor periods for the years ended December 31, 2023 and December 31, 2022, we capitalized $124.3 million and $69.1 million, respectively, in replacements and betterments of our drilling fleet.

Costs incurred for major rig upgrades and/or the construction of rigs are accumulated in construction work-in-progress, with no depreciation recorded on the additions, until the month the upgrade or newbuild is completed and the rig is placed in service. Upon retirement or sale of a rig, the cost and related accumulated depreciation are removed from the respective accounts and any gains or losses are reported in our Consolidated Statements of Operations as “Gain on disposition of assets.” Depreciation is recognized up to applicable salvage values by applying the straight-line method over the remaining estimated useful lives from the year the asset is placed in service. Drilling rigs and equipment are depreciated over their estimated useful lives ranging from 3 to 30 years.

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

Management’s assumptions are necessarily subjective and are an inherent part of our asset impairment evaluation, and the use of different assumptions could produce results that differ from those reported. Our methodology generally involves the use of significant unobservable inputs, representative of a Level 3 fair value measurement, which may include assumptions related to future dayrate revenue, costs and rig utilization, quotes from rig brokers, the long-term future performance of our rigs and future market conditions. Management’s assumptions involve uncertainties about future demand for our services, dayrates, expenses and other future events, and management’s expectations may not be indicative of future outcomes. Significant unanticipated changes to these assumptions could materially alter our analysis in testing an asset for potential impairment. For example, changes in market conditions that exist at the measurement date or that are projected by management could affect our key assumptions. Other events or circumstances that could affect our assumptions may include, but are not limited to, a further sustained decline in oil and gas prices, cancellations of our drilling contracts or contracts of our competitors, contract modifications, costs to comply with new governmental regulations, capital expenditures required due to advances in offshore drilling technology, growth in the global oversupply of oil and geopolitical events, such as lifting sanctions on oil-producing nations. Should actual market conditions in the future vary significantly from market conditions used in our projections, our assessment of impairment would likely be different. See Note 4 “Asset Impairments.”

Survey Costs

Concurrent with emergence from bankruptcy, the Successor entity adopted a new policy providing for the deferral and amortization of costs associated with planned periodic inspections of its drilling rigs (or vessels) to ensure compliance with applicable regulations and maintain certifications for vessels with classification societies that typically occur on five-year or two-and-one-half year intervals. These costs include mobilization of the vessel into the shipyard, drydocking, support services while in shipyard and the associated survey or inspection costs necessary to maintain class certifications. These recertification costs are typically incurred while the vessel is in drydock and may be performed concurrent with other vessel maintenance and improvement activities. Costs related to the recertification of vessels are deferred and amortized over the survey interval on a straight-line basis. Maintenance costs incurred at the time of the recertification drydocking that are not related to the recertification of the vessel are expensed as incurred. Costs for vessel improvements that either extend the vessel’s useful life or increase the vessel's functionality are capitalized and depreciated. The Predecessor’s previous policy was to expense vessel recertification costs in the period incurred.

For the Successor periods for the years ended December 31, 2023 and December 31, 2022, we deferred $3.5 million and $3.3 million, respectively, in survey costs. At December 31, 2023 and December 31, 2022, deferred survey costs of $1.4 million and $0.8 million, respectively, were reported in “Prepaid expenses and other current assets” and $4.3 million and $2.5 million, respectively, were reported in “Other assets” in our Successor Consolidated Balance Sheets. We amortized $1.1 million and $0.7 million in deferred survey costs as “Contract drilling, excluding depreciation” in the Successor’s Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively.

Lease Accounting and Revenue Recognition

Financial Accounting Standards Board (or FASB) Accounting Standards Update (or ASU), No. 2016-02, Leases (Topic 842) (or ASU 2016-02), requires lessees to recognize a right of use asset and a lease liability on the balance sheet for most leases. Upon adoption of ASU 2016-02, we concluded that our drilling contracts contain a lease component for the use of our drilling rigs based on the updated definition of a lease. However, ASU 2016-02 provides for a practical expedient for lessors whereby, under certain circumstances, the lessor may combine the lease and non-lease components and account for the combined component in accordance with the accounting treatment for the predominant component. We have determined that our current drilling contracts qualify for this practical expedient and have combined the lease and service components of our standard drilling contracts. We continue to account for the combined component under FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) and its related amendments (collectively referred to as Topic 606). See Note 3 “Revenue from Contracts with Customers.”

Fair Value of Financial Instruments

We believe that the carrying amount of our current financial instruments approximates fair value because of the short maturity of these instruments. See Note 8 “Financial Instruments and Fair Value Disclosures.”

Debt Issuance Costs

Deferred costs associated with our credit facility are presented in “Other assets” in the Successor's Consolidated Balance Sheets at December 31, 2023 and 2022 and amortized as interest expense over the respective terms of the credit facility. Deferred costs associated with our other long-term debt are presented in the Successor's Consolidated Balance Sheets at December 31, 2023 and 2022 as a reduction in the related long-term debt and are amortized over the respective terms of the related debt as interest expense.

See Note 2 “Chapter 11 Proceedings” and Note 10 “Long-Term Debt” for a discussion of deferred arrangement fees associated with our Successor and Predecessor credit facilities and long-term debt.

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

We record both interest and penalties related to accrued uncertain tax positions in “Income tax (expense) benefit” in our Consolidated Statements of Operations. Liabilities for uncertain tax positions, including any interest and penalties, are denominated in the currency of the related tax jurisdiction and are revalued for changes in currency exchange rates. The revaluation of such liabilities for uncertain tax positions is reported in “Income tax (expense) benefit” in our Consolidated Statements of Operations. See Note 13 “Income Taxes.”

Comprehensive Loss

Comprehensive (loss) income is the change in equity of a business enterprise during a period from transactions and other events and circumstances except those transactions resulting from investments by owners and distributions to owners. Comprehensive loss for the Successor periods for the years ended December 31, 2023 and 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021 includes net losses and unrealized holding gains on marketable securities.

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

Accounting Principles Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures (or ASU 2023-09). ASU 2023-09 requires business entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet certain quantitative thresholds. The new guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (or ASU 2023-07). ASU 2023-07 modifies the disclosure and presentation requirements of reportable segments and requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

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

On January 22, 2021, the Debtors entered into a Plan Support Agreement (or the PSA) among the Debtors, certain holders of the Company’s then-existing 5.70% Senior Notes due 2039, 3.45% Senior Notes due 2023, 4.875% Senior Notes due 2043 and 7.875% Senior Notes due 2025 (collectively, the Senior Notes) party thereto and certain holders of claims (collectively, the RCF Claims) under the Company’s then-existing $950.0 million syndicated revolving credit facility. Concurrently, the Debtors entered into the Backstop Agreement (as defined in the PSA) with certain holders of Senior Notes and entered into the Commitment Letter (as defined in the PSA) with certain holders of RCF Claims to provide exit financing upon emergence from bankruptcy. The Debtors filed a joint Chapter 11 plan of reorganization with the Bankruptcy Court on January 22, 2021, which was subsequently amended on February 24, 2021 and February 26, 2021 (or the Plan). On March 23, 2021, the Debtors filed the plan supplement for the Plan with the Bankruptcy Court, which was subsequently amended on April 6, 2021 and April 22, 2021 (or the Plan Supplement).

Chapter 11 Emergence

On April 8, 2021, the Bankruptcy Court entered an order confirming the Plan (or the Confirmation Order). On April 23, 2021 (or the Effective Date), all conditions precedent to the Plan were satisfied, the Plan became effective in accordance with its terms, and the Debtors emerged from Chapter 11 reorganization.

New Diamond Common Shares and New Warrants

On the Effective Date, in connection with the effectiveness of, and pursuant to the terms of, the Plan and the Confirmation Order, the Company’s common stock outstanding immediately before the Effective Date was canceled. The new organizational documents of the Reorganized Company (as defined below) became effective, authorizing the issuance of shares of common stock representing 100% of the equity interests in the Reorganized Company (or the New Diamond Common Shares). Pursuant to the Warrant Agreement (as defined below), the Emergence Warrants (as defined below) were issued by the Company to holders of existing shares of common stock in the amounts, and on the terms, set forth in the Plan and the Plan Supplement. Thus, the Company, as reorganized on the Effective Date in accordance with the Plan (or the Reorganized Company), issued the New Diamond Common Shares and the Emergence Warrants, and the 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (or the First Lien Notes) were issued by Diamond Foreign Asset Company (or DFAC), a Cayman Islands exempted company limited by shares that is a wholly-owned subsidiary of the Company, and Diamond Finance, LLC (or DFLLC), a newly-formed wholly-owned subsidiary of DFAC (collectively, the New Capital). The New Capital issued pursuant to the Plan was issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (or the Securities Act), provided by section 1145 of the Bankruptcy Code and, to the extent such exemption was unavailable, was issued in reliance on the exemption provided by section 4(a)(2) of the Securities Act or another applicable exemption.

The new organizational documents authorized the Company to issue two classes of stock designated, respectively, common stock and preferred stock. The total number of shares of capital stock that the Company has authority to issue is 800 million consisting of 750 million shares of common stock, having a par value of $0.0001 per share (or Common Stock), and 50 million shares of preferred stock, having a par value of $0.0001 per share.

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

New Debt at Emergence

On the Effective Date, pursuant to the terms of the Plan, the Company and DFAC entered into the following debt instruments:

•
a senior secured revolving credit agreement (or the Exit Revolving Credit Agreement), which provided for a $400.0 million senior secured revolving credit facility (or the Exit RCF);
•
a senior secured term loan credit agreement (or the Exit Term Loan Credit Agreement), which provided for a $100.0 million senior secured term loan credit facility (or the Exit Term Loan Credit Facility and, together with the Exit RCF, the Exit Facilities), which was scheduled to mature on April 22, 2027 under which $100.0 million was drawn on the Effective Date (or the Exit Term Loans);
•
an indenture (or the First Lien Notes Indenture), pursuant to which approximately $85.3 million in aggregate principal amount of First Lien Notes maturing on April 22, 2027 were issued on the Effective Date; and
•
approximately $39.7 million in the form of delayed draw note commitments that were issuable as additional First Lien Notes after the Effective Date (or the Last Out Incremental Debt), none of which had been issued as of December 31, 2023.

On September 21, 2023, DFAC and DFLLC, (or, together with DFAC, the Issuers), issued $550.0 million aggregate principal amount of 8.5% Senior Secured Second Lien Notes due 2030 (or Second Lien Notes) in a private placement (or the Notes Offering). We used the proceeds from the Notes Offering to fully repay outstanding borrowings under and terminate our Exit Term Loan Credit Facility, redeem in full our First Lien Notes and repay all amounts outstanding under the Exit RCF. See Note 10 “Long-Term Debt.”

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

Fresh Start Accounting

Upon emergence from bankruptcy, we met the criteria and were required to adopt fresh start accounting in accordance with ASC 852 - Reorganizations, which on the Effective Date resulted in a new entity, the Successor, for financial reporting purposes, with no beginning retained earnings or deficit as of the fresh start reporting date.

Fresh start accounting required that new fair values be established for the Company’s assets, liabilities, and equity as of the date of emergence from bankruptcy on April 23, 2021. The Effective Date fair values of the Successor’s assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets of the Predecessor. In addition, as a result of the application of fresh start accounting and the effects of the implementation of the Plan, the financial statements for the period after April 23, 2021 are not comparable with the financial statements prior to and including April 23, 2021. References to “Successor” refer to the Company and its financial position and results of operations after the Effective Date. References to “Predecessor” refer to the Company and its financial position and results of operations on or before the Effective Date (or from January 1, 2021 to April 23, 2021).

3. Revenue from Contracts with Customers

Our contracts with customers provide for an offshore drilling rig and drilling services on a dayrate contract basis. The integrated services provided under our contracts primarily include (i) provision of an offshore drilling rig, the work crew and supplies of equipment and services necessary to operate the rig, (ii) mobilization and demobilization of the rig to and from the drill site and (iii) performance of rig preparation activities and/or modifications required for each contract.

We have concluded that our drilling contracts contain a lease component. However, we have elected to apply the practical expedient provided under ASU 2016-02 to not separate the lease and non-lease components and apply the revenue recognition guidance in Topic 606.

Therefore, we account for the integrated services provided within our drilling contracts as a single performance obligation satisfied over time, comprised of a series of distinct time increments in which we provide drilling services. The total transaction price is recognized for each drilling contract by estimating both fixed and variable consideration expected to be earned over the contract term (which is the period we estimate to be benefited from the corresponding activities and generally ranges from two to 60 months).

The amount estimated for variable consideration may be constrained (reduced) and is only recognized in revenue to the extent that it is probable that a significant reversal will not occur throughout the term of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside of our control that could result in a significant reversal of revenue, as well as the likelihood and magnitude of a potential reversal of revenue. These estimates are reassessed each reporting period as required. See below for further discussion regarding the allocation of the transaction price to the remaining performance obligations.

Dayrate Drilling Revenue. Our drilling contracts generally provide for payment on a dayrate basis, with higher rates for periods when the drilling unit is operating and lower rates or zero rates for periods when drilling operations are interrupted, restricted by equipment breakdowns, adverse environmental conditions, etc. The dayrate invoices billed to the customer are typically determined based on the varying rates applicable to the specific activities performed on an hourly basis. Such dayrate consideration is allocated to the distinct hourly increment it relates to within the contract term, and therefore recognized in line with the contractual rate billed for the services provided for any given hour.

Certain of our contracts contain performance based incentives, whereby we may earn a bonus or incur penalties based on pre-established performance metrics. Consideration related to the performance incentive is generally recognized in the specific time period to which the performance criteria were attributed.

Mobilization/Demobilization Revenue. We may receive fees (on either a fixed lump-sum or variable dayrate basis) for the mobilization and demobilization of our rigs. These activities are not considered to be distinct within the context of the contract, and therefore the associated revenue is allocated to the overall performance obligation. We record a contract liability for mobilization fees received and amortize such on a straight-line basis to contract drilling revenue as services are rendered over the term of the related drilling contract. Demobilization revenue expected to be received upon contract completion is estimated as part of the overall transaction price at contract inception and recognized as contract drilling revenue on a straight-line basis over the term of the contract with an offset to an accretive contract asset.

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

Contract Preparation Revenue. Some of our drilling contracts require downtime before the start of the contract to prepare the rig to meet customer requirements. At times, the customer may compensate us for such work (on either a fixed lump-sum or variable dayrate basis). These activities are not considered to be distinct within the context of the contract. We record a contract liability for contract preparation upfront fees received, which is amortized on a straight-line basis to contract drilling revenue over the term of the related drilling contract.

Capital Modification Revenue. From time to time, we may receive fees from our customers for capital improvements or upgrades to our rigs to meet contractual requirements (on either a fixed lump-sum or variable dayrate basis). The activities related to these capital modifications are not considered to be distinct within the context of our contracts. We record a contract liability for the upfront fees received and recognize them on a straight-line basis to contract drilling revenue over the term of the related drilling contract.

Termination Fees. Certain of our drilling contracts may be cancelable for the convenience of the customer, typically with the payment of an early termination fee. Termination fees are not considered distinct within the context of the contract and are typically recognized ratably over the remaining term of the contract once notice of termination is received, and such fee can be reasonably estimated and collection is probable.

During the Successor year ended December 31, 2023, we recognized fees of $12.5 million and $6.7 million related to the termination of contracts for the Ocean Patriot and Ocean Apex, respectively.

Revenues Related to Reimbursable Expenses. We generally receive reimbursements from our customers for the purchase of supplies, equipment, personnel services and other services provided at their request. Such reimbursable revenue is variable and subject to uncertainty, as the amounts received and timing thereof are highly dependent on factors outside of our influence. Accordingly, reimbursable revenue is fully constrained and not recognized until the uncertainty is resolved, which typically occurs when the related costs are incurred on behalf of a customer. We are generally considered a principal in such transactions and record the associated revenue at the gross amount billed to the customer, as “Revenues related to reimbursable expenses” in our Consolidated Statements of Operations.

Revenues Related to Managed Rigs. In May 2021, we entered into an arrangement with an offshore drilling company whereby we would provide management and marketing services (or the MMSA) for certain of their rigs. The MMSA provided for (i) a daily fixed fee, based on status of the drilling rig, (ii) marketing fees based on a percentage of the earned dayrate of a drilling contract secured by us on behalf of the rig owner, (iii) a variable management fee and (iv) reimbursement of direct cost incurred. The fixed and variable fees were recognized in “Contract Drilling Revenue” in our Consolidated Statements of Operations. Revenue related to the reimbursement of expenses incurred and billed to the rig owner were recorded as “Revenues related to reimbursable expenses” in our Consolidated Statements of Operations.

We may enter into certain drilling contracts directly with a customer. We are considered principal or agent of these transactions and recognize revenue under the terms of the contract. Such amounts are reported as "Contract Drilling Revenue" in our Consolidated Statements of Operations. In addition, we charter the related drilling rig from the rig owner to satisfy our performance obligation under the contract. We have determined that the arrangement to charter the rig is an operating lease, and the related charter fee has been reported as lease expense within "Contract Drilling, excluding depreciation" in our Consolidated Statements of Operations.

The marketing arrangement for both rigs was terminated in 2023, and the charter agreement for the West Auriga was terminated in 2024. The West Auriga is expected to be returned to the rig owner upon completion of its drilling contract during the first quarter of 2024.

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

The following table provides information about receivables, contract assets and contract liabilities from our contracts with customers (in thousands):

	December 31,
	2023	2022
Trade receivables	$253,367	$155,956
Current contract assets (1)	2,575	141
Noncurrent contract assets (1)	—	—
Current contract liabilities (deferred revenue) (1)	(12,634)	(11,513)
Noncurrent contract liabilities (deferred revenue) (1)	(3,947)	(487)
(1)
Contract assets and contract liabilities may reflect balances that have been netted together on a contract basis. Net current contract asset and liability balances are included in “Prepaid expenses and other current assets” and “Accrued liabilities,” respectively, and net noncurrent contract asset and liability balances are included in “Other assets” and “Other liabilities,” respectively, in our Consolidated Balance Sheets as of December 31, 2023 and 2022.

Significant changes in net contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Contract	Contract
	Assets	Liabilities
Balance as of January 1, 2022	$1,835	$(48,293)
Decrease due to amortization of revenue included in the beginning contract liability balance	—	26,909
Increase due to cash received, excluding amounts recognized as revenue during the period	—	(2,444)
Increase due to revenue recognized during the period but contingent on future performance	6,618	—
Decrease due to transfer to receivables during the period	(8,312)	—
Adjustments (1)	—	11,828
Balance as of December 31, 2022	$141	$(12,000)
Decrease due to amortization of revenue included in the beginning contract liability balance	—	11,512
Increase due to cash received, excluding amounts recognized as revenue during the period	—	(16,093)
Increase due to revenue recognized during the period but contingent on future performance	12,177	—
Decrease due to transfer to receivables during the period	(9,743)	—
Balance as of December 31, 2023	$2,575	$(16,581)

(1) Upon commencement of drilling operations, the MMSA for the managed rigs was suspended and replaced by a charter agreement for the duration of the contract. As a result, we reclassified $11.1 million previously recorded as a contract liability to “Contract advances,” which was reported as a component of “Accrued liabilities” in our Consolidated Balance Sheets at December 31, 2022.

Deferred Contract Costs

Certain direct and incremental costs incurred for upfront preparation, initial mobilization and modifications of contracted rigs represent costs of fulfilling a contract as they relate directly to a contract, enhance resources that will be used in satisfying our performance obligations in the future and are expected to be recovered. Such costs are deferred and amortized ratably to contract drilling expense as services are rendered over the term of the related drilling contract. Such deferred contract costs in the amount of $20.6 million and $6.2 million are reported in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheets at December 31, 2023. Deferred contract costs in the amount of $14.4 million and $0.3 million are reported in “Prepaid expenses and other current assets” and “Other assets,” respectively, in our Consolidated Balance Sheets at December 31, 2022. The amount of amortization of such costs was $16.2 million and $7.3 million for the years ended December 31, 2023 and 2022, respectively. There was no impairment loss in relation to capitalized costs.

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

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of December 31, 2023 (in thousands):

	For the Year Ending December 31,
	2024	2025	2026	2027	Total
Mobilization and contract preparation revenue	$6,256	$1,350	$1,350	$1,235	$10,191
Capital modification revenue	4,381	—	—	—	4,381
Blended rate/other revenue	2,009	—	—	—	2,009
Demobilization and other deferred revenue	472	198	198	181	1,049
Total	$13,118	$1,548	$1,548	$1,416	$17,630

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. Revenue expected to be recognized in the future related to the blending of rates when a contract has operating dayrates that decrease over the initial contract term has also been included. The amounts are derived from the specific terms within drilling contracts that contain such provisions, and the expected timing for recognition of such revenue is based on the estimated start date and duration of each respective contract based on information known at December 31, 2023. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in Topic 606 and have not included estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

4. Asset Impairments

For the Successor years ended December 31, 2023 and 2022, we did not identify any indicators that the carrying amounts of our assets were not recoverable, and, thus, recorded no impairment losses for each of the periods then ended, respectively.

During the first quarter of 2021, we identified indicators that the carrying amounts of certain of our assets may not be recoverable and evaluated three of our drilling rigs with indicators of impairment. Based on our assumptions and analysis at that time, we determined that the carrying value of one of these rigs was impaired. We recorded an asset impairment aggregating $197.0 million for the Predecessor period from January 1, 2021 through April 23, 2021 related to this rig.

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

We estimated the fair values of the impaired rigs using an income approach, whereby the fair value of each rig was estimated based on a calculation of the rig’s future net cash flows. These calculations utilized significant unobservable inputs, including management’s assumptions related to estimated dayrate revenue, rig utilization and, when applicable, estimated capital expenditures, repair and regulatory survey costs, as well as estimated proceeds that may be received on ultimate disposition of the rig. Our fair value estimate was representative of a Level 3 fair value measurement due to the significant level of estimation involved and the lack of transparency as to the inputs used.

See Note 1 “General Information — Impairment of Long-Lived Assets” and Note 8 “Financial Instruments and Fair Value Disclosures.”

5. Supplemental Financial Information

Consolidated Balance Sheets Information

Accounts receivable, net of allowance for bad debts, consists of the following (in thousands):

	December 31,
	2023	2022
Trade receivables	$253,367	$155,956
Value added tax receivables	5,256	6,075
Related party receivables	155	73
Federal income tax receivables	—	9,450
Other	1,346	6,121
	260,124	177,675
Allowance for credit losses	(5,801)	(5,622)
Total	$254,323	$172,053

The allowance for credit losses at December 31, 2023 and 2022 represents our current estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 8 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Deferred contract costs	20,552	14,373
Collateral deposit	11,857	—
Prepaid taxes	10,868	16,922
Rig spare parts and supplies	4,694	5,091
Prepaid rig costs	3,668	4,001
Prepaid insurance	3,437	3,022
Current contract assets	2,575	141
Deferred survey costs	1,418	838
Software maintenance agreements and subscriptions	1,408	1,212
Other	2,935	3,095
Total	$63,412	$48,695

Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Contract advances	$63,618	$52,743
Rig operating costs	42,893	39,288
Payroll and benefits	35,215	29,408
Interest payable	13,013	1,897
Deferred revenue	12,634	11,513
Accrued capital project/upgrade costs	10,766	8,419
Current operating lease liability	8,436	13,480
Personal injury and other claims	7,391	3,738
Shorebase and administrative costs	5,699	4,365
Deposit for equipment sale	1,977	1,670
Other	1,694	264
Total	$203,336	$166,785

Consolidated Statements of Cash Flows Information

Noncash investing activities excluded from the Consolidated Statements of Cash Flows and other supplemental cash flow information is as follows (in thousands):

	Successor			Predecessor
	Year Ended		Period from April 24	Period from January 1
	December 31,		through December 31,	through April 23,
	2023	2022	2021	2021
Accrued but unpaid capital expenditures at period end	$10,766	$8,419	$2,219	$18,617
Accrued but unpaid debt issuance costs and arrangement fees (1)	—	—	—	7,588
Common stock withheld for payroll tax obligations (2)	4,241	4,252	—	—
Cash interest payments	30,949	27,767	13,671	37,593
Cash paid for reorganization items, net	—	—	36,154	37,566
Cash income taxes paid (refunded), net:
Foreign	7,449	13,178	1,969	3,460
U.S. federal	(2,446)	110	468	—
State	4	—	—	(34)
(1)
Represents unpaid debt issuance costs related to our exit financing that were incurred and capitalized during the Predecessor period from January 1, 2021 through April 23, 2021, which were accrued at April 23, 2021. In total, we incurred and capitalized financing costs of $13.8 million in relation to our exit financing.
(2)
Represents the cost of 302,833 and 563,727 shares of common stock withheld to satisfy the payroll tax obligation incurred as a result of the vesting of equity awards in the years ended December 31, 2023 and 2022, respectively. These costs are presented as a deduction from stockholders’ equity in “Treasury stock” in our Consolidated Balance Sheets at December 31, 2023 and 2022, respectively.

6. Stock-Based Compensation

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

Successor Plan

The Diamond Offshore Drilling, Inc. 2021 Long-Term Stock Incentive Plan (or the Equity Incentive Plan) provides for the grant of stock options, SARs, restricted stock, RSUs, performance awards, and other stock-based awards or any combination thereof to eligible participants. Vesting conditions and other terms and conditions of awards under the Equity Incentive Plan are determined by our Board of Directors (or Board) or the compensation committee of our Board, subject to the terms of the Equity Incentive Plan. RSUs and restricted stock awards may be issued with performance-vesting or time-vesting features, which may or may not be participating securities. The aggregate number of shares of Common Stock initially available for issuance pursuant to awards under the Equity Incentive Plan was 11,111,111.

Total compensation cost recognized for all awards under the Equity Incentive Plan for the Successor periods for the years ended December 31, 2023 and 2022 and for the period from April 24, 2021 to December 31, 2021 was $14.2 million, $20.2 million and $10.8 million, respectively. Tax benefits recognized for the Successor periods for the years ended December 31, 2023 and 2022 and for the period from April 24, 2021 to December 31, 2021 were $2.5 million, $2.9 million and $2.0 million, respectively. As of December 31, 2023, total unrecognized compensation cost related to non-vested awards under the Equity Incentive Plan aggregated $10.7 million, which we expect to recognize over a weighted average period of one year.

Time-Vesting Awards

RSUs. RSUs are contractual rights to receive shares of our Common Stock in the future if the applicable vesting conditions are met. As of December 31, 2023, an aggregate 318,292 time-vesting RSU awards were outstanding with respect to awards to our non-employee members of the Board (or Board RSUs). The Board RSUs vest and become non-forfeitable on the first anniversary of the grant date, subject to the recipient’s continuous service through the applicable vesting date. The vested Board RSUs will be issued at the earliest of (i) the fifth anniversary of the grant date, (ii) a separation from service or (iii) a change in control.

Effective July 1, 2021, the Board approved a new key employee retention and incentive plan covering executive officers and certain non-executive key employees. During the Successor periods for the years ended December 31, 2023 and 2022 and from April 24, 2021 to December 31, 2021, we granted 593,205, 535,516 and 1,916,043 time-vesting RSUs, respectively, to our executive officers and other non-key executive employees. The RSUs vest annually over a period of three years from the grant date.

Restricted Stock Awards. Pursuant to the terms of the Equity Incentive Plan, we granted 222,222 shares of time-vesting restricted stock awards to our Chief Executive Officer in 2021, which had fully vested by May 2023. Holders of restricted stock have all privileges of a stockholder of the Company with respect to the restricted stock, including without limitation the right to vote any shares underlying such restricted stock and to receive dividends or other distributions in respect thereof.

The fair value of time-vesting RSUs and restricted stock awards granted under the Equity Incentive Plan was estimated based on the fair market value of our Common Stock on the date of grant.

A summary of time-vesting RSU and restricted stock award activity under the Successor Equity Incentive Plan as of December 31, 2023 and changes during the year then ended is as follows:

	Number of Awards	Weighted -Average Grant Date Fair Value Per Share
Nonvested awards at January 1, 2023	1,945,138	$8.20
Granted	692,236	$11.34
Vested	(854,293)	$8.31
Forfeited	(98,460)	$8.31
Nonvested awards at December 31, 2023	1,684,621	$6.81

The weighted average grant-date fair value per share of restricted stock awards granted during the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 to December 31, 2021 was $11.34, $6.68 and $8.75, respectively. The total fair value of the restricted stock awards that vested during the Successor periods for the years ended December 31, 2023 and 2022 and for the period from April 24, 2021 to December 31, 2021 was $11.3 million, $3.9 million and $0.6 million, respectively.

Performance-Vesting Awards

RSUs. During the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 to December 31, 2021, we granted 431,241, 709,148 and 1,733,404 performance-vesting RSU awards, respectively.

The performance-vesting RSUs granted during years ended December 31, 2023 and 2022 will vest at the end of a three-year period upon the achievement of certain market conditions and continuous employment of the award holder. The fair value of these shares was estimated using a Monte Carlo simulation.

The performance-vesting RSUs granted during the Successor period from April 24, 2021 to December 31, 2021 vest annually over a three-year cycle and are distributed based on performance metrics and continuous employment. The fair value of these shares was estimated based on the fair market value of our Common Stock on the date of grant.

A summary of performance-vesting RSU activity under the Equity Incentive Plan as of December 31, 2023 and changes during the year then ended is as follows:

	Number of Awards	Weighted -Average Grant Date Fair Value Per Share
Nonvested awards at January 1, 2023	1,521,297	$7.42
Granted	431,241	$13.99
Vested	(419,736)	$8.75
Forfeited	(24,453)	$8.75
Nonvested awards at December 31, 2023	1,508,349	$4.62

The weighted average grant-date fair value per share of performance awards granted during the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 to December 31, 2021 was $13.99, $5.71 and $8.75, respectively. The total fair value of performance awards vested during Successor years ended December 31, 2023 and 2022 was $6.5 million and $3.2 million, respectively.

Restricted Stock. In May 2021, we granted 777,777 shares of performance-vesting restricted stock awards to our Chief Executive Officer pursuant to the terms of the Equity Incentive Plan. These awards vested upon achievement of both a market and performance condition. Vesting was contingent upon certain conditions (as defined in the award agreement under the Equity Incentive Plan). All vesting conditions have now been satisfied and 30,370 restricted shares and 747,407 restricted shares vested during 2023 and 2022, respectively. The weighted-average grant-date fair value of these performance-vesting restricted stock awards was $6.89 per share, or $5.4 million in the aggregate, which we recognized as compensation expense during the Successor year ended December 31, 2022. The total fair value of the awards that vested during the Successor years ended December 31, 2023 and 2022 was $0.4 million and $6.2 million, respectively.

The performance-vesting restricted stock awards granted during the Successor years ended December 31, 2023 and 2022 were valued using a Monte Carlo simulation assuming a Geometric Brownian Motion in a risk-neutral framework and using the following assumptions:

	Awards granted
	2023	2022
Expected life of awards (in years)	3	3
Expected volatility	70.50%	75.00%
Risk-free interest rate	3.70%	2.71%

7. Loss Per Share

We present basic and diluted loss per share on our Consolidated Statements of Operations. Basic loss per share excludes dilution and is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We experienced net losses for the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021. We have excluded shares of common stock issuable upon exercise of outstanding stock appreciation rights and vesting of outstanding restricted stock units from the calculation of weighted-average shares because their inclusion would be antidilutive.

8. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk arises primarily from trade receivables. The market for our services is the offshore oil and gas industry, and our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At December 31, 2023, we believe that we had potentially significant concentrations of credit risk due to the number of rigs we currently had contracted and the limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on that credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We currently have one customer for which prepayments are required and full payment is due prior to commencement of the contract in mid-2024. At December 31, 2023, no amounts were owed by this customer.

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

Pursuant to ASU 2016-13, we review our historical credit loss experience over a look-back period of ten years, which we deem to be representative of both up-turns and down-cycles in the offshore drilling industry. Based on this review, we develop a credit loss factor using a weighted-average ratio of our actual credit losses to revenues during the look-back period. We also consider current and future anticipated economic conditions in determining our credit loss factor, including crude oil prices and liquidity of credit markets. In applying the requirements of ASU 2016-13 and its related amendments (or collectively, CECL), we determined that it would be appropriate to segregate our trade receivables into three credit loss risk pools based on customer credit ratings, each of which represents a tier of increasing credit risk. We calculate a credit loss factor based on historical loss rate information and apply a multiple of our credit loss factor to each of these risk pools, considering the impact of current and future economic information and the level of risk associated with these pools, to calculate our current estimate of credit losses. Trade receivables that are fully covered by allowances for credit losses are excluded from these risk pools for purposes of calculating our current estimate of credit losses.

At December 31, 2023, $11.1 million in trade receivables were considered past due by 30 days or more, of which $5.5 million have been fully reserved. The remaining $5.6 million were less than a year past due and considered collectible. For purposes of calculating our current estimate of credit losses at December 31, 2023 and 2022, all trade receivables, except for those fully reserved, were deemed to be in a single risk pool based on their credit ratings at each respective period. Our total allowance for credit losses was $5.8 million and $5.6 million at December 31, 2023 and 2022, including $0.3 million and $0.2 million at December 31, 2023 and 2022, respectively, related to our current estimate of credit losses under CECL. See Note 5 “Supplemental Financial Information — Consolidated Balance Sheets Information.”

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

We recorded impairment charges related to certain of our drilling rigs, which were measured at fair value on a nonrecurring basis during the Successor period from April 24, 2021 through December 31 2021 and the Predecessor period from January 1, 2021 through April 23, 2021. The aggregate losses for the periods have been presented as “Impairment of assets” in our Consolidated Statements of Operations for the Successor period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021. See Note 4 “Asset Impairments.”

Assets and liabilities measured at fair value are summarized below (in thousands).

	Successor
	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets and Liabilities at Fair Value	Total Losses for Year Ended (2)

Recurring fair value measurements
Short-term investments (1)	$92,308	$—	$—	$92,308	$—
Liability-classified Director restricted stock units (2)	$(1,259)	$—	$—	$(1,259)	$(252)

	Successor
	December 31, 2022
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets and Liabilities at Fair Value	Total Losses for Year Ended (2)

Recurring fair value measurements
Liability-classified Director restricted stock units (2)	$(1,258)	$—	$—	$(1,258)	$(201)

(1)
Represents short-term investments in debt securities classified as available for sale. As the original maturities of these debt securities are three months or less, we have reported our $92.3 million investment in these debt securities as Cash and cash equivalents in our Consolidated Balance Sheets at December 31, 2023.
(2)
The fair value of restricted stock units was estimated based on the quoted market price of our Common Stock at the respective balance sheet date. The total loss for the year includes an increase in stock compensation expense due to the “marking-to-market” of liability-classified restricted stock units granted to our non-employee directors on a recurring basis.

We believe that the carrying amounts of our other financial assets and liabilities (excluding our Second Lien Notes, Exit Term Loans and First Lien Notes), which are not measured at fair value in our Consolidated Balance Sheets, approximate fair value based on the following assumptions:

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

Our debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, our Second Lien Notes, Exit Term Loans and First Lien Notes would be considered Level 2 liabilities. The fair value of these instruments was derived using a third-party pricing service at December 31, 2023 and 2022. We perform control procedures over information we obtain from pricing services and brokers to test whether prices received represent a reasonable estimate of fair value. These procedures include the review of pricing service or broker pricing methodologies.

Fair values and related carrying values of our Second Lien Notes, Exit Term Loans and First Lien Notes (see Note 10 "Long-Term Debt") are shown below (in millions).

	December 31,
	2023		2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Second Lien Notes	$562.6	$550.0	$—	$—
Exit Term Loans	—	—	91.1	100.0
First Lien Notes	—	—	78.3	85.3

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Considerable judgment is required in developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

9. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	December 31,
	2023	2022
Drilling rigs and equipment	$1,244,798	$1,126,793
Finance lease right of use asset	174,571	174,571
Land and buildings	10,040	10,001
Office equipment and other	5,180	2,515
Cost	1,434,589	1,313,880
Less: accumulated depreciation	(278,221)	(171,972)
Drilling and other property and equipment, net	$1,156,368	$1,141,908

10. Long-Term Debt

At December 31, 2023 and 2022, the carrying value of our long-term debt, net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

	December 31,
	2023	2022
$550 Million Senior Secured Second Lien Notes due 2030	$533,514	$—
Borrowings under Exit RCF	—	177,478
$100.0 Million Exit Term Loan	—	99,190
9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027	—	83,976
Total Long-term debt	$533,514	$360,644

At December 31, 2023, the aggregate annual maturity of our Senior Secured Second Lien Notes, excluding net debt issuance costs of $16.5 million, was as follows (in thousands):

Year ending December 31,	Aggregate Principal Amount
2024	—
2025	—
2026	—
2027	—
2028	—
Thereafter	550,000
Total maturities of long-term debt	$550,000

Second Lien Notes

On September 21, 2023, DFAC and DFLLC (which we refer to collectively as the Issuers) issued $550 million aggregate principal amount of 8.5% Senior Secured Second Lien Notes due 2030 (which we refer to as the Second Lien Notes) in a private placement. The Second Lien Notes were issued at par for net proceeds of approximately $540.0 million after deduction of certain estimated offering expenses. The Second Lien Notes mature on October 1, 2030, and interest is payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2024.

The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Diamond Offshore Drilling, Inc. (or DODI) and each of its existing restricted subsidiaries (other than the Issuers) and by certain of DODI’s future restricted subsidiaries (other than the Issuers) that guarantee any debt of the Issuers or any guarantor under any syndicated credit facility or capital markets debt in an aggregate principal amount in excess of a certain amount (or, collectively, the Subsidiary Guarantors and, together with DODI, the Guarantors). The Second Lien Notes and the related guarantees are secured on a second-priority basis, subject to certain permitted liens, by substantially all the assets of, and equity interests in, the Issuers and the Subsidiary Guarantors.

On or after October 1, 2026, the Issuers may, at their option, redeem all or any portion of the Second Lien Notes from time to time upon not less than 10 days nor more than 60 days prior notice, at the redemption prices set forth below, plus accrued and unpaid interest if any, to, but excluding, the redemption date. The following prices are for Second Lien Notes redeemed during the 12-month period commencing on October 1 of the years set forth below, and are expressed as percentages of principal amount:

Redemption Year	Price
2026	104.25%
2027	102.13%
2028 and thereafter	100.00%

At any time and from time to time, prior to October 1, 2026, the Issuers may, on any one or more occasions, redeem up to 35% of the aggregate principal amount of the Second Lien Notes issued under the Indenture (as defined below) (including any additional Second Lien Notes, if any) with an amount equal to or less than the net cash proceeds of one or more equity offerings, at a redemption price equal to 108.500% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to but excluding, the redemption date provided; however, that immediately after giving effect to any such redemption, at least 65% of the original aggregate principal amount of Second Lien Notes issued on the issue date (excluding Second Lien Notes held by DODI or its subsidiaries) remains outstanding.

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

The Second Lien Notes are governed by an indenture, dated as of September 21, 2023 (or the Indenture), entered into by the Issuers, DODI and certain of its subsidiaries named therein and HSBC Bank USA, National Association (or HSBC), as trustee and collateral agent. The Indenture contains covenants that, among other things, restrict DODI’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue certain preferred stock; (ii) incur or create liens; (iii) make certain dividends, distributions, investments and other restricted payments; (iv) sell or otherwise dispose of certain assets; (v) engage in certain transactions with affiliates; and (vi) merge, consolidate, amalgamate or sell, transfer, lease or otherwise dispose of all or substantially all of DODI’s assets. These covenants are subject to important exceptions and qualifications. In addition, many of these covenants will be suspended with respect to the Second Lien Notes during any time that the Second Lien Notes have investment grade ratings from at least two rating agencies and no default with respect to the Second Lien Notes has occurred and is continuing.

Upon the occurrence of a certain Change of Control Triggering Event (as defined in the Indenture), the Issuers may be required to make an offer to repurchase all of the Second Lien Notes then outstanding at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

We used a portion of the net proceeds from the Notes Offering to fully repay outstanding borrowings under and terminate our Exit Term Loan Credit Facility, redeem in full our 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027 (which we refer to as the First Lien Notes) and repay all amounts outstanding under the Exit RCF. The remaining net proceeds will be used for general corporate purposes.

The Second Lien Notes were valued at par and presented net of unamortized debt issuance costs of $17.0 million, which are being amortized as interest expense over the stated maturity of the Second Lien Notes using the effective interest method. At December 31, 2023, the effective interest rate on the Second Lien Notes was 9.09%.

Amended Revolving Credit Agreement

On April 23, 2021, we entered into the Exit Revolving Credit Agreement, which provided for a $400.0 million senior secured revolving credit facility and also originally provided for certain lenders (or the LC Lenders) to issue up to $100.0 million of letters of credit thereunder (which we refer to as the Exit RCF). Prior to the Notes Offering, three of the four initial LC Lenders had resigned, reducing availability to issue letters of credit under the Exit RCF to $25.0 million.

On September 12, 2023, DFAC, as borrower, DODI, as parent, certain of the lenders party thereto, and HSBC, as administrative agent and collateral agent, entered into an amendment (or the Credit Agreement Amendment) to the Exit Revolving Credit Agreement. The Credit Agreement Amendment amended the Exit RCF (or, as amended, the Amended RCF) to, among other things, (i) reduce the aggregate commitment of the lenders thereunder from $400.0 million to $300.0 million, (ii) permit the Notes Offering and (iii) permit us to incur up to an aggregate of $50.0 million of indebtedness in respect of outstanding letters of credit that may be issued on our behalf outside of the

Amended RCF. The Credit Agreement Amendment became effective concurrently with the consummation of the Notes Offering, which was conditioned on the Credit Agreement Amendment becoming effective.

Borrowings under the Amended RCF may be used to finance capital expenditures, pay fees, commissions and expenses in connection with the loan transactions and consummation of the Plan, and for working capital and other general corporate purposes. Availability of borrowings under the Amended RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the Amended RCF) would exceed $125.0 million, (ii) the Amended RCF Collateral Coverage Ratio (as defined below) would be less than 2.00 to 1.00 or (iii) the Total Collateral Coverage Ratio (as defined below) would be less than 1.30 to 1.00.

Available Cash in excess of $125.0 million is also required to be applied periodically to prepay loans. The loans under the Amended RCF may be voluntarily prepaid and the commitments thereunder voluntarily terminated or reduced by DFAC at any time without premium or penalty, other than customary breakage costs.

The Amended RCF obligates DODI, DFAC and their restricted subsidiaries to comply with the following financial maintenance covenants:

• as of the last day of each fiscal quarter, the ratio of (a) the Collateral Rig Value (as defined in the Amended RCF), to (b) the aggregate outstanding principal amount of all Loans and L/C Obligations (each as defined in the Amended RCF) thereunder (or the Amended RCF Collateral Coverage Ratio) is not permitted to be less than 2.00 to 1.00; and

• as of the last day of each fiscal quarter, the ratio of (a) the Collateral Rig Value to (b) the sum of (1) the aggregate outstanding principal amount of all Loans and L/C Obligations thereunder, plus (2) the aggregate outstanding principal amount of the Second Lien Notes as of such date (or the Total Collateral Coverage Ratio) not permitted to be less than 1.30 to 1.00.

The Amended RCF contains negative covenants that limit, among other things, the ability of each of DODI, DFAC and their restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness; (ii) create, incur or assume liens; (iii) make investments; (iv) merge or consolidate with or into any other person or undergo certain other fundamental changes; (v) transfer or sell assets; (vi) pay dividends or distributions on capital stock or redeem or repurchase capital stock; (vii) enter into transactions with certain affiliates; (viii) prepay, redeem or amend certain indebtedness; (ix) sell stock of its subsidiaries; or (x) enter into certain burdensome agreements. These negative covenants are subject to a number of important limitations and exceptions.

Additionally, the Amended RCF contains other covenants, representations and warranties and events of default that are customary for a financing of this type. Events of default include, among other things, nonpayment of principal or interest, breach of covenants, breach of representations and warranties, failure to pay final judgments in excess of a specified threshold, failure of a guarantee to remain in effect, failure of a security document to create an effective security interest in collateral, bankruptcy and insolvency events, cross-default to other material indebtedness, and a change of control.

Loans under the Amended RCF bear interest at (i) the Base Rate plus the Applicable Margin (each as defined in the Amended RCF) or (ii) Adjusted Term SOFR (as defined in the Amended RCF) plus the Applicable Margin.

DFAC is required to pay a quarterly commitment fee under the Amended RCF, which accrues at a rate per annum equal to 0.50% on the average daily unused portion of the lenders’ commitments under the Amended RCF. DFAC is also required to pay customary letter of credit and fronting fees.

On September 21, 2023, we repaid the aggregate principal amount of borrowings outstanding under the Amended RCF of approximately $189.0 million plus accrued and unpaid interest thereon through the repayment date in full with a portion of the proceeds of the Notes Offering. In addition, we wrote off a pro rata portion of unamortized deferred debt arrangement fees related to the reduction in borrowing capacity under the Amended RCF. We reported the $1.3 million write-off of fees as “Loss on extinguishment of long-term debt” in our Consolidated Statements of Operations for the year ended December 31, 2023.

On October 24, 2023, Barclays Bank PLC (or Barclays), gave notice of its resignation as an LC Lender under the Amended RCF. Our capacity for issuing additional letters of credit under the Amended RCF has been reduced to zero. However, the Amended RCF permits us to incur up to $50.0 million of indebtedness in respect of outstanding letters of credit that may be issued on our behalf outside of the Amended RCF.

At December 31, 2023 and February 23, 2024, we had no borrowings outstanding under the Amended RCF and had utilized $1.9 million for the issuance of a letter of credit. The outstanding letter of credit will expire on maturity in May 2024, unless replaced. As of February 23, 2024, approximately $298.1 million was available for borrowings under the Amended RCF subject to its terms and conditions. There was no capacity to issue additional letters of credit under the Amended RCF.

At December 31, 2023, we were in compliance with all covenants under the Second Lien Notes and Amended RCF.

$100.0 Million Exit Term Loan

Our Exit Term Loan Credit Agreement provided for a $100.0 million senior secured term loan credit facility which was used in its entirety to refinance a portion of the prepetition revolving credit facility. The Exit Term Loan Credit Facility was set to mature on April 22, 2027.

The Exit Term Loans bore interest at a rate per annum equal to the applicable margin plus, at the borrower’s option, either (a) the reserve-adjusted LIBOR Rate (as defined in the Exit Term Loan Credit Agreement) subject to a floor of 1.00% (or LIBOR Rate Term Loans), or (b) a base rate (or Base Rate Term Loans), subject to a floor of 2.00%, determined as the greatest of (i) the Wells Fargo Prime Rate (as defined in the Exit Term Loan Credit Agreement), (ii) the federal funds effective rate plus ½ of 1.00%, and (iii) the reserve-adjusted one-month LIBOR Rate plus 1.00%. The margin applicable to LIBOR Rate Term Loans was 6.00%. Interest on Base Rate Term Loans was paid quarterly.

In September 2023, we used a portion of the proceeds from the Notes Offering to repay all outstanding Exit Term Loans, aggregating $100.0 million, and unpaid interest thereon through the repayment date. As a result of the repayment of the Exit Term Loans, we wrote off $0.7 million in unamortized deferred arrangement fees as “Loss on extinguishment of long-term debt” in our Consolidated Statements of Operations for the Successor year ended December 31, 2023.

9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes due 2027

On the Effective Date, we issued the 9.00%/11.00%/13.00% Senior Secured First Lien PIK Toggle Notes in the aggregate amount of $85.3 million with an original maturity date of April 22, 2027. The First Lien Notes were issued at 101% of par value.

Interest on the First Lien Notes accrued at a rate of 9.00% per annum, assuming a cash interest payment option, and was payable semi-annually in arrears on April 30 and October 31 of each year. In addition, the Issuers incurred a commitment premium of 3% per annum on the aggregate principal amount of undrawn delayed draw First Lien Notes pursuant to the terms of the First Lien Notes Indenture.

We redeemed the First Lien Notes in full, in the aggregate principal amount of $85.3 million, including accrued and unpaid interest through September 21, 2023, at 104% in accordance with the First Lien Notes Indenture with a portion of the proceeds of the Notes Offering. The $3.4 million call premium paid on retirement of the First Lien Notes, in addition to the write-off of $(0.6) million and $1.7 million of unamortized premium and deferred arrangement fees, respectively, were reported as “Loss on extinguishment of long-term debt” in our Consolidated Statements of Operations for the Successor year ended December 31, 2023.

Upon retirement of the First Lien Notes, unfunded delayed draw commitments aggregating $39.7 million under the First Lien Notes Indenture also terminated.

Collateral Agency Agreement

On September 21, 2023, DODI, the Issuers and the subsidiary guarantors that are also grantors of collateral entered into an Amended and Restated Collateral Agency and Intercreditor Agreement with HSB as trustee, collateral agent and administrative agent under the Amended RCF (or the Collateral Agency Agreement). The Collateral Agency Agreement, among other things, sets forth the terms on which the collateral agent will receive, hold, administer, maintain, enforce and distribute the proceeds of all liens upon any property of the Issuers and the Guarantors at any time held by it, for the benefit of the current and future holders of First Lien Obligations and Junior Lien Obligations (each as defined in the Collateral Agency Agreement) as well as establishing the priority of the liens on the collateral as between the First Lien Obligations and Junior Lien Obligations.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for certain of these taxes and the related penalties and interest and, accordingly, have recorded a $12.7 million and $12.4 million liability at December 31, 2023 and 2022, respectively. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations or cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At December 31, 2023, our estimated liability for personal injury claims was $14.6 million, of which $7.4 million and $7.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2022, our estimated liability for personal injury claims was $18.3 million, of which $3.7 million and $14.6 million were recorded in

“Accrued liabilities” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•
the severity of personal injuries claimed;
•
significant changes in the volume of personal injury claims;
•
the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•
inconsistent court decisions; and
•
the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At December 31, 2023, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Services Agreement. In February 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) (or Baker Hughes) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $26.4 million annually. Total future commitments are projected to be $96.2 million in the aggregate over the remaining term of the agreement, including a $37.0 million commitment for the purchase of consumables and capital spare parts owned and controlled by the vendor at the end of the service arrangement.

In addition, we lease Well Control Equipment for our drillships under ten-year finance leases. See Note 12 “Leases and Lease Commitments.”

Letters of Credit and Other. We were contingently liable as of December 31, 2023 in connection with a $1.9 million surety bond associated with a building lease that had been issued on our behalf. The letter of credit collateralizing this bond was issued under our revolving credit facility and cannot require collateral except in events of default.

12. Leases and Lease Commitments

Our leasing activities primarily consist of operating leases for our corporate and shorebase offices, office and information technology equipment, employee housing, onshore storage yards and certain rig equipment and tools. We also lease Well Control Equipment under finance leases. Our leases have original terms ranging from one month to ten years, some of which include options to extend the lease for up to five years and/or to terminate the lease within one year.

We are participants in four sale and leaseback arrangements with a subsidiary of Baker Hughes pursuant to the 2016 sale of Well Control Equipment on our drillships and corresponding agreements to lease back that equipment under ten-year finance leases for approximately $26.0 million per year in the aggregate with renewal options for two successive five-year periods. At inception, these leases were determined to be operating leases. On March 31, 2021, we signed an amendment to the operating lease agreement for the Well Control Equipment. The general terms of the lease were unchanged, including the stipulated cost per day and available renewal options; however, a ceiling was added to a previously unpriced purchase option at the end of the original 10-year lease term. This amendment was considered a lease modification, whereby we were required to reassess lease classification and remeasure the corresponding right-of-use (or ROU) asset and lease liability. Due to the purchase option ceiling provision included in the amendment, we now believe that we are reasonably certain to exercise the purchase option at the end of the original lease term. Therefore, we have changed the lease classification from an operating lease to a finance lease and remeasured the ROU asset and lease liability to include the estimated purchase option price of the Well Control Equipment.

In applying ASU 2016-02, we utilize an exemption for short-term leases whereby we do not record leases with terms of one year or less on the balance sheet. We have also made an accounting policy election not to separate lease components from non-lease components for each of our classes of underlying assets, except for subsea equipment, which includes the Well Control Equipment discussed above. At inception, the consideration for the overall Well Control Equipment arrangement was allocated between the lease and service components based on an estimation of stand-alone selling price of each component, which maximized observable inputs. The costs associated with the service portion of the agreement are accounted for separately from the cost attributable to the equipment leases based on that allocation and thus, are not included in our ROU asset or lease liability balances. The non-lease components for each of our other classes of assets generally relate to maintenance, monitoring and security services and are not separated from their respective lease components. See Note 11 “Commitments and Contingencies.”

The lease term used for calculating our ROU assets and lease liabilities is determined by considering the noncancelable lease term, as well as any extension options that we are reasonably certain to exercise. The determination to include option periods is generally made by considering the activity in the region or for the rig corresponding to the respective lease, among other contract-based and market-based factors. We have used our incremental borrowing rate to discount future lease payments as the rate implicit in our leases is not readily determinable. The incremental borrowing rate was determined primarily based on secured borrowing rates negotiated in relation to our new debt and existing revolving credit facility.

Amounts recognized in our Consolidated Balance Sheets for both our operating and finance leases are as follows (in thousands):

	December 31,
Operating Leases:	2023	2022
Other assets	$37,876	$30,332
Accrued liabilities	(8,436)	(13,480)
Other liabilities	(29,438)	(16,542)
Finance Leases:
Drilling and other property and equipment, net of accumulated depreciation	128,303	145,510
Current finance lease liabilities	(15,960)	(16,965)
Noncurrent finance lease liabilities	(113,201)	(131,393)

Components of lease expense are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31,		Period from	Period from
			April 24, 2021 through	January 1, 2021 through
	2023	2022	December 21, 2021	April 23, 2021
Operating lease cost	$15,712	$19,479	$11,754	$11,799
Finance lease cost:
Amortization of ROU assets	17,207	17,207	11,854	—
Interest on lease liabilities	9,315	10,415	7,796	—
Short-term lease cost	101	242	199	101
Variable lease cost (1)	107,848	12,804	1,237	598
Total lease cost	$150,183	$60,147	$32,840	$12,498
(1)
Includes charter expenses incurred post-commencement of drilling operations for the managed rigs.

Supplemental information related to leases is as follows (in thousands, except weighted-average data):

	Successor			Predecessor
	Year Ended December 31,		Period from	Period from
			April 24, 2021 through	January 1, 2021 through
Operating Leases:	2023	2022	December 31. 2021	April 23, 2021
Operating cash flows used	$15,014	$19,031	$12,005	$10,817
ROU assets obtained in exchange for lease liabilities	21,027	8,662	19,064	1,076
Weighted-average remaining lease term (1)	4.6 years	4.0 years	4.4 years	5.9 years
Weighted-average discount rate (1)	9%	7%	7%	6.89%
Finance Leases:
Operating cash flows used	$9,315	$10,415	$7,796	$—
Financing cash flows used	16,965	15,865	9,845	—
ROU assets obtained in exchange for lease liabilities	—	—	174,571	—
Weighted-average remaining lease term (1)	2.5 years	3.5 years	4.5 years	n/a
Weighted-average discount rate (1)	7%	7%	7%	n/a
(1)
Amounts represent the weighted average remaining lease term or discount rate as of the end of the respective period presented.

Maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024	$11,181	$26,352	$37,533
2025	9,658	26,280	35,938
2026	9,386	94,198	103,584
2027	8,566	—	8,566
2028	4,771	—	4,771
Thereafter	2,788	—	2,788
Total lease payments	$46,350	$146,830	$193,180
Less: Interest	(8,476)	(17,669)	(26,145)
Total lease liability	$37,874	$129,161	$167,035

13. Income Taxes

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

To achieve business and administrative efficiencies, we undertook an internal restructuring in conjunction with emergence from bankruptcy, resulting in realignment of substantially all our assets and operations under a wholly owned foreign subsidiary, DFAC. In December 2023, we organized a new subsidiary, Diamond Offshore (Switzerland) GmbH (or DOSG), under the laws of Switzerland and DOSG acquired all the issued and outstanding DFAC shares. Effective December 31, 2023, DOSG now owns directly or indirectly all the shares of various foreign subsidiaries that own and operate our fleet of rigs. Our management has determined that we will permanently reinvest foreign earnings of foreign subsidiaries. The potential unrecognized deferred tax liability related to these undistributed earnings was not practicable to estimate at December 31, 2023.

Our income tax expense is a function of the mix between our domestic and international pre-tax earnings or losses, the mix of international tax jurisdictions in which we operate and recognition of valuation allowances for deferred tax assets for which the tax benefits are not likely to be realized.

The components of income tax (benefit) expense are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31,		Period from	Period from
			April 24, 2021 through	January 1, 2021 through
	2023	2022	December 31, 2021	April 23, 2021
Federal – current	$8,375	$1,267	$3,645	$171
State – current	10	10	—	—
Foreign – current	27,215	(4,151)	1,491	(3,681)
Total current	35,600	(2,874)	5,136	(3,510)
Federal – deferred	6,580	4,538	(6,742)	(30,955)
Foreign – deferred	(11,197)	(4,059)	3,260	(4,939)
Total deferred	(4,617)	479	(3,482)	(35,894)
Total	$30,983	$(2,395)	$1,654	$(39,404)

The difference between actual income tax expense and the tax provision computed by applying the statutory federal income tax rate to income before taxes is attributable to the following (in thousands):

	Successor			Predecessor
	Year Ended December 31,		Period from	Period from
			April 24, 2021 through	January 1, 2021 through
	2023	2022	December 31, 2021	April 23, 2021
(Loss) income before income tax expense:
U.S.	$443	$(7,054)	$(1,048)	$686,202
Foreign	(14,166)	(98,552)	(174,642)	(2,687,595)
	$(13,723)	$(105,606)	$(175,690)	$(2,001,393)
Expected income tax benefit at federal statutory rate	$(2,882)	$(22,177)	$(36,895)	$(420,292)
Withholding taxes	$486	—	—	—
Effect of tax rate changes	—	—	9,871	—
Reorganization items	—	—	266	(225,563)
Post-petition interest expense	—	—	—	(6,771)
Disallowed officers' compensation and restricted stock unit awards	(459)	2,205	—	—
Interest and penalties reported as income tax expense	831	3,318	—	—
Effect of foreign operations	32,384	12,639	79,600	163,236
Valuation allowance	(20,527)	(23,135)	(45,919)	515,421
Uncertain tax positions, settlements and adjustments relating to prior years	21,039	25,692	(7,220)	(67,626)
Other	111	(937)	1,951	2,191
Income tax (benefit) expense	$30,983	$(2,395)	$1,654	$(39,404)

Deferred Income Taxes. Significant components of our deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards, or NOLs	$252,732	$412,152
Foreign tax credits	28,769	27,223
Disallowed interest deduction	66,632	69,604
Worker’s compensation and other current accruals	5,808	6,273
Deferred deductions	7,078	7,661
Deferred revenue	1,467	33
Operating lease liability	19,744	22,011
Property, plant and equipment	332,981	129,938
Other	5,617	7,234
Total deferred tax assets	720,828	682,129
Valuation allowance	(629,665)	(650,193)
Net deferred tax assets	91,163	31,936
Deferred tax liabilities:
Right-of-use assets	(18,964)	(21,374)
'Property, plant and equipment	(56,409)
Other	(1,197)	(652)
Total deferred tax liabilities	(76,570)	(22,026)
Net deferred tax asset	$14,593	$9,910

Net Operating Loss Carryforwards. As of December 31, 2023, we recorded a deferred tax asset of $252.7 million for the benefit of NOL carryforwards, comprised of $57.7 million related to our U.S. losses and $195.0 million related to our international operations. Approximately $139.1 million of this deferred tax asset relates to NOL carryforwards that have an indefinite life. The remaining $273.0 million relates to NOL carryforwards in several foreign jurisdictions, as well as in the U.S. Unless utilized, these NOL carryforwards will expire between 2024 and 2037. As a result of our emergence from bankruptcy, we have significant limitations on our ability to utilize certain U.S. deferred tax assets.

Foreign Tax Credits. As of December 31, 2023, we recorded a deferred tax asset of $28.7 million for the benefit of foreign tax credits in the U.S. Of this balance, $2.6 million relates to a foreign tax credit carryback, which is expected to generate a cash tax benefit. The remaining credits will expire, unless utilized, between 2023 and 2028.

Valuation Allowances. We record a valuation allowance on a portion of our deferred tax assets not expected to be ultimately realized. In determining the need for a valuation allowance, we consider current and historical financial results, expectations for future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets.

As of December 31, 2022, valuation allowances aggregating $629.7 million have been recorded for our net operating losses, foreign tax credits and other deferred tax assets for which the tax benefits are not likely to be realized. We intend to maintain a valuation allowance on our net federal and foreign deferred tax assets until there is sufficient evidence to support the reversal of these allowances. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the level of profitability achieved. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future U.S. taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company's projections for growth and/or tax planning strategies.

Unrecognized Tax Benefits. Our income tax returns are subject to review and examination in the various jurisdictions in which we operate, and we are currently contesting various tax assessments. We accrue for income tax contingencies, or uncertain tax positions, that we believe are not likely to be realized. A roll forward of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31,		For the Period	For the Period
			April 24, 2021	January 1, 2021
			through	through
	2023	2022	December 31, 2021	April 23, 2021
Balance, beginning of period	$(21,540)	$(21,148)	$(26,678)	$(214,626)
Additions for current year tax positions	(7,391)	(5,993)	(3,553)	—
Additions for prior year tax positions	(705)	(504)	(1,424)	(1,282)
Reductions for prior year tax positions	1,141	4,345	1,730	187,389
Reductions related to statute of limitation expirations	3,878	1,760	8,777	1,841
Reductions related to settlements with taxing authorities	52	—	—	—
Balance, end of period	$(24,565)	$(21,540)	$(21,148)	$(26,678)

The $7.4 million addition for current year uncertain tax positions recorded in the year ended December 31, 2023 was attributable principally to transfer pricing for certain related party transactions. The $1.1 million reduction of uncertain tax positions recorded in the year ended December 31, 2023, principally reflected the strengthening of the U.S. dollar relative to foreign currencies. The $3.9 million reduction of uncertain tax positions recorded in the year ended December 31, 2023 was due to the expiry of applicable statutes of limitation for tax returns filed between 2007 and 2019 in several jurisdictions. The $6.0 million addition for current year uncertain tax positions recorded in the year ended December 31, 2022 was attributable principally to transfer pricing for certain related party transactions. The $4.3 million reduction of uncertain tax positions recorded in the year ended December 31, 2022, principally reflected the strengthening of the U.S. dollar relative to foreign currencies.

At December 31, 2023, $2.2 million and $46.4 million of the net liability for uncertain tax positions were reflected in “Deferred tax liability” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2022, $0.2 million, $1.5 million and $34.7 million of the net liability for uncertain tax positions were reflected in “Other assets,” “Deferred tax liability” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. At December 31, 2021, $0.3 million, $1.7 million and $47.6 million of the net liability for uncertain tax positions were reflected in “Other assets,” “Deferred tax liability” and “Other liabilities,” respectively, in our Consolidated Balance Sheets. Of the net unrecognized tax benefits at December 31, 2023, 2022, and 2021,$48.6 million, $36.0 million and $48.9 million, respectively, would affect the effective tax rates if recognized.

At December 31, 2023, the amount of accrued interest and penalties related to uncertain tax positions was $2.1 million and $25.0 million, respectively. At December 31, 2022, the amount of accrued interest and penalties related to uncertain tax positions was $3.1 million and $12.6 million, respectively.

Interest expense (benefit) recognized during the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021 related to uncertain tax positions was $0.8 million, $0.9 million, $1.8 million and $0.1 million, respectively. Penalties recognized during the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021 related to uncertain tax positions were $16.6 million, $1.0 million, $0.04 million and $(0.4) million, respectively. Of the total 2023 penalties, $16.4 million relates to a 2023 Egyptian court ruling against us for an additional tax assessment on income for taxable years 2006 through 2008. We expect the statute of limitations for the 2014 tax year to expire in 2024 for our subsidiary operating in Romania. We anticipate that the related unrecognized tax benefit will decrease by $0.7 million at that time.

Tax Returns and Examinations. We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. We remain subject to examination by these jurisdictions or are contesting assessments raised upon examinations in respect to the year 2000 and the years 2006 to 2023. We are currently under examination or contesting assessments in Brazil, Egypt, Equatorial Guinea, Malaysia, Romania, and

Trinidad and Tobago. In June 2023, we recorded an uncertain tax liability of $17.7 million related to an assessment by Egypt’s tax authorities for tax years 2006 through 2008. In January 2024, we received notice that Trinidad and Tobago’s tax authority had rejected our administrative appeal of an assessment for taxable year 2015. We intend to bring an action in the Tax Appeal Board seeking annulment of the assessment and have not recorded any reserve related to this disputed assessment.

14. Employee Benefit Plans

Defined Contribution Plans

We maintain defined contribution retirement plans for our U.S., U.K., and third-country national (or TCN) employees.

The plan for our U.S. employees (or the 401k Plan) is designed to qualify under Section 401(k) of the IRC. Under the 401k Plan, each participant may elect to defer taxation on a portion of his or her eligible earnings, as defined by the 401k Plan, by directing his or her employer to withhold a percentage of such earnings. A participating employee may also elect to make after-tax contributions to the 401k Plan. Under the 401k Plan, the employer may elect to match a percentage of each employee's qualifying annual compensation contributed to the 401k Plan on a pre-tax or Roth elective deferral basis. Participants are fully vested in any employer match immediately upon enrollment in the 401k Plan.

During 2023, we matched 100% of the first 4% of each employee's qualifying annual compensation contributed to the 401k Plan and, in 2022, matched 50% of the first 6% of each employee's qualifying annual compensation contributed to the plan. Our provision for contributions was $5.4 million and $3.2 million for the Successor years ended December 31, 2023 and 2022, respectively. There was no provision for contributions to the 401k Plan for the Successor period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, as contributions to the plan were suspended effective November 2020 and did not resume until 2022.

The defined contribution retirement plan for our U.K. employees provides that we make annual contributions in an amount equal to the employee's contributions to the plan, generally up to a maximum percentage of the employee's defined compensation per year. Our contributions during 2023, 2022 and 2021 for employees working in the U.K. sector of the North Sea was 5.25%, 4% and 4%, respectively, of the employee's defined compensation. Our provision for contributions was $1.8 million, $0.9 million, $0.6 million and $0.3 million for the Successor periods for the years ended December 31, 2023 and 2022 and from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, respectively.

The defined contribution retirement plan for our TCN employees (or the International Savings Plan) is similar to the 401k Plan. During 2023, we matched 100% of the first 4% of each employee's qualifying annual compensation contributed to the International Savings Plan, and in 2022 matched 50% of the first 6% of each employee's qualifying annual compensation contributed to the plan. Our provision for contributions was $0.1 million and $0.1 million for the Successor years ended December 31, 2023 and 2022, respectively. There was no provision for contributions to the International Savings Plan for the Successor period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021, as contributions to the plan were suspended effective November 2020 and did not resume until 2022.

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

15. Segments and Geographic Area Analysis

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At December 31, 2023, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country or areas where the services were performed.

The following tables provide information about disaggregated revenue by equipment-type and country (in thousands):

	Successor
	Year Ended December 31, 2023
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$513,226	$36,645	$549,871
Senegal	169,223	11,586	180,809
United Kingdom	168,894	14,708	183,602
Australia	67,846	9,257	77,103
Brazil	64,794	—	64,794
Total	$983,983	$72,196	$1,056,179

	Successor
	Year Ended December 31, 2022
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$322,021	$75,069	$397,090
Senegal	154,574	11,929	166,503
United Kingdom	66,116	8,478	74,594
Australia	92,939	14,082	107,021
Brazil	80,185	—	80,185
Myanmar	8,909	6,976	15,885
Total	$724,744	$116,534	$841,278

	Successor
	Period from April 24, 2021 through December 31, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$194,912	$55,471	$250,383
Senegal	48,758	10,110	58,868
United Kingdom	55,245	3,859	59,104
Australia	95,601	15,132	110,733
Brazil	42,215	—	42,215
Myanmar	28,597	6,166	34,763
Total	$465,328	$90,738	$556,066

	Predecessor
	Period from January 1, 2021 through April 23, 2021
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$93,215	$7,048	$100,263
United Kingdom	27,967	2,300	30,267
Australia	17,031	4,697	21,728
Brazil	3,421	—	3,421
Myanmar	11,730	1,970	13,700
Total	$153,364	$16,015	$169,379

The following table presents the locations of our long-lived tangible assets by country as of December 31, 2023, 2022 and 2021. A substantial portion of our assets is comprised of rigs that are mobile and, therefore, asset locations at the end of the period are not necessarily indicative of the geographic distribution of the earnings generated by such assets during the periods and may vary from period to period due to the relocation of rigs. In circumstances where our drilling rigs were in transit at the end of a calendar year, they have been presented in the tables below within the country in which they were expected to operate (in thousands).

	December 31,
Drilling and other property and equipment, net:	2023	2022	2021
United States	$543,930	$362,813	$559,288
International:
United Kingdom	251,049	256,837	98,338
Senegal	169,627	352,655	188,694
Australia	98,793	91,089	106,173
Brazil	86,057	69,596	76,383
Spain (1)	—	—	142,930
Other countries (2)	6,912	8,918	4,089
	612,438	779,095	616,607
Total	$1,156,368	$1,141,908	$1,175,895

(1)
The Ocean GreatWhite was relocated to the U.K. in 2022 for reactivation and contract preparation activities.
(2)
Countries with long-lived assets that individually comprise less than 5% of total drilling and other property and equipment, net of accumulated depreciation.

Major Customers

Our customer base includes major and independent oil and gas companies and government-owned oil companies. Revenues from our major customers for the Successor periods for the years ended December 31, 2023 and 2022 and the period from April 24, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through April 23, 2021 that contributed more than 10% of our total revenues are as follows:

	Successor			Predecessor
	Year Ended		Period from	Period from
	December 31,		April 24, 2021 through	January 1, 2021 through
	2023 (1)	2022 (1)	December 31, 2021 (1)	April 23, 2021
BP	48.4%	33.1%	25.4%	39.8%
Woodside	21.5%	29.7%	22.4%	0.5%
Oxy	2.9%	3.9%	11.5%	21.4%

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

Our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this assessment our management believes that, as of December 31, 2023, our internal control over financial reporting was effective.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers is reported under the caption “Information About Our Executive Officers” in Item 1 of Part I of this report.

Additional information required by this item can be found in our Proxy Statement for our Annual Meeting of Stockholders to be filed with the SEC within 120 days after December 31, 2023 (or 2024 Proxy Statement) and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item can be found in our 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item can be found in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item can be found in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by this item can be found in our 2024 Proxy Statement and is incorporated herein by reference.

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

10.3**

Amendment No. 2 to Credit Agreement, dated September 12, 2023, by and among Diamond Foreign Asset Company, Diamond Offshore Drilling, Inc., HSBC Bank USA, National Association, as administrative agent and as collateral agent, and the lenders and issuing lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 13, 2023).

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

10.5

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

10.6

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

10.9+	Form of Indemnification Agreement of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on April 29, 2021).

10.10+	Diamond Offshore Drilling, Inc. 2021 Long-Term Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on April 29, 2021).

10.11+	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on April 29, 2021).

10.12+	Specimen Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 3, 2021).

10.13+	Specimen Executive Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 3, 2021).

10.14+

Employment Agreement, dated as of May 8, 2021, between Diamond Offshore Drilling, Inc. and Bernie Wolford, Jr. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 13, 2021).

10.15+	Supplemental Severance Plan (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 3, 2021).

10.16+	Specimen Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 11, 2022).

10.17+	Specimen Executive Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 11, 2022).

10.18+	The Diamond Offshore Drilling, Inc. Short-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 28, 2023).

10.19+	Form of 2022 Short-Term Incentive Plan Participation Letter (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on February 28, 2023).

10.20+	Form of 2023 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on February 28, 2023).

10.21+	Form of 2023 Executive Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on February 28, 2023).

10.22+	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on February 28, 2023).

10.23+*	Form of 2024 Time-Vesting Restricted Stock Unit Award Agreement.

10.24+*	Form of 2024 Executive Performance-Vesting Restricted Stock Unit Award Agreement.

21.1*	List of Subsidiaries of Diamond Offshore Drilling, Inc.

23.1*	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney (set forth on the signature page hereof).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

97.1*	Incentive Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104*	The cover page of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed or furnished herewith.

** Certain schedules and similar attachments have been omitted. The Company agrees to furnish a supplemental copy of any omitted schedule or attachment to the Securities and Exchange Commission upon request.

+ Management contracts or compensatory plans or arrangements.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2024.

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

Signature	Title	Date

/s/ BERNIE WOLFORD, JR.	Director, President and Chief Executive Officer	February 28, 2024
Bernie Wolford, Jr.	(Principal Executive Officer)

/s/ DOMINIC A. SAVARINO	Senior Vice President and Chief Financial Officer	February 28, 2024
Dominic A. Savarino	(Principal Financial Officer and Principal Accounting Officer)

/s/ NEAL P. GOLDMAN	Chairperson of the Board	February 28, 2024
Neal P. Goldman

/s/ PATRICE D. DOUGLAS	Director	February 28, 2024
Patrice D. Douglas

/s/ BENJAMIN C. DUSTER, IV	Director	February 28, 2024
Benjamin C. Duster, IV

/s/ JOHN H. HOLLOWELL	Director	February 28, 2024
John H. Hollowell

/s/ PATRICK CAREY LOWE	Director	February 28, 2024
Patrick Carey Lowe

/s/ ADAM C. PEAKES	Director	February 28, 2024
Adam C. Peakes