Form 10-Q
period 2024-03-31
DIAMOND OFFSHORE DRILLING, INC.
filed 2024-05-08
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024 Common stock, $0.0001 par value per share 102,481,240 shares.

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$162,409	$124,457
Restricted cash	6,832	14,231
Accounts receivable	225,654	260,124
Less: allowance for credit losses	(5,731)	(5,801)
Accounts receivable, net	219,923	254,323
Prepaid expenses and other current assets	57,402	63,412
Asset held for sale	1,000	1,000
Total current assets	447,566	457,423
Drilling and other property and equipment, net of
accumulated depreciation	1,153,040	1,156,368
Other assets	89,488	98,762
Total assets	$1,690,094	$1,712,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,630	$42,037
Accrued liabilities	185,132	203,336
Taxes payable	33,296	34,817
Current finance lease liabilities	16,286	15,960
Total current liabilities	275,344	296,150
Long-term debt	534,009	533,514
Noncurrent finance lease liabilities	108,537	113,201
Deferred tax liability	15,472	10,966
Other liabilities	97,421	113,871
Commitments and contingencies (Note 7)
Total liabilities	1,030,783	1,067,702
Stockholders’ equity:
Preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023)	—	—
Common stock (par value $0.0001, 750,000 shares authorized; 103,399 shares issued and 102,479 shares outstanding at March 31, 2024 and 103,189 shares issued and 102,322 shares outstanding at December 31, 2023)	10	10
Additional paid-in capital	982,098	978,575
Treasury stock	(9,154)	(8,493)
Accumulated deficit	(313,649)	(325,261)
Accumulated other comprehensive income	6	20
Total stockholders’ equity	659,311	644,851
Total liabilities and stockholders’ equity	$1,690,094	$1,712,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Contract drilling	$258,770	$214,383
Revenues related to reimbursable expenses	15,840	17,638
Total revenues	274,610	232,021
Operating expenses:
Contract drilling, excluding depreciation	184,205	173,490
Reimbursable expenses	15,266	17,213
Depreciation	31,354	27,906
General and administrative	18,576	19,585
Loss (gain) on disposition of assets	3,396	(1,213)
Total operating expenses	252,797	236,981
Operating income (loss)	21,813	(4,960)
Other income (expense):
Interest income	1,774	7
Interest expense, net of amounts capitalized	(15,346)	(12,040)
Foreign currency transaction gain (loss)	231	(1,271)
Other, net	(71)	(152)
Income (loss) before income tax benefit	8,401	(18,416)
Income tax benefit	3,211	25,645
Net income	$11,612	$7,229
Earnings per share
Basic	$0.11	$0.07
Diluted	$0.11	$0.07
Weighted-average shares outstanding
Basic	102,440	101,331
Diluted	104,740	103,936

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$11,612	$7,229
Other comprehensive loss, net
Unrealized loss on marketable securities (net of tax of $1)	(14)	—
Comprehensive income	$11,598	$7,229

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2024

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
January 1, 2024	102,322	$10	$978,575	$(325,261)	$20	867	$(8,493)	$644,851
Net income	—	—	—	11,612	—	—	—	11,612
Stock-based compensation, net of tax	157	—	3,523	—	—	53	(661)	2,862
Unrealized loss on marketable securities	—	—	—	—	(14)	—	—	(14)
March 31, 2024	102,479	$10	$982,098	$(313,649)	$6	920	$(9,154)	$659,311

	Three Months Ended March 31, 2023

			Additional				Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
January 1, 2023	101,320	$10	$964,467	$(280,555)	564	$(4,252)	$679,670
Net income	—	—	—	7,229	—	—	7,229
Stock-based compensation, net of tax	38	—	4,072	—	11	(134)	3,938
March 31, 2023	101,358	$10	$968,539	$(273,326)	575	$(4,386)	$690,837

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income	$11,612	$7,229
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	31,354	27,906
Loss (gain) on disposition of assets	3,396	(1,213)
Deferred tax provision	(7,525)	(14,457)
Stock-based compensation expense	3,590	4,414
Contract liabilities, net	4,865	297
Contract assets, net	10	(270)
Deferred contract costs, net	5,867	(2,560)
Other assets, noncurrent	860	(400)
Other liabilities, noncurrent	(874)	1,883
Other	963	706
Changes in operating assets and liabilities:
Accounts receivable	34,400	(15,023)
Prepaid expenses and other current assets	(128)	(4,229)
Accounts payable and accrued liabilities	(29,300)	(7,796)
Taxes payable	(72)	(4,664)
Net cash provided by (used in) operating activities	59,018	(8,177)
Investing activities:
Capital expenditures	(27,935)	(29,413)
Proceeds from disposition of assets, net of disposal costs	3,805	663
Net cash used in investing activities	(24,130)	(28,750)
Financing activities:
Repayments under revolving credit facility	—	(15,000)
Principal payments of finance leases	(4,335)	(4,079)
Net cash used in financing activities	(4,335)	(19,079)
Net change in cash, cash equivalents and restricted cash	30,553	(56,006)
Cash, cash equivalents and restricted cash, beginning of period	138,688	97,334
Cash, cash equivalents and restricted cash, end of period	$169,241	$41,328

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC.

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. General Information

The unaudited condensed consolidated financial statements of Diamond Offshore Drilling, Inc. and subsidiaries, which we refer to as “Diamond Offshore,” “Company,” “we,” “us” or “our,” should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (or GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, pursuant to such rules and regulations, they do not include all disclosures required by GAAP for annual financial statements. The condensed consolidated financial information has not been audited but, in the opinion of management, includes all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of Diamond Offshore’s condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statements of stockholders’ equity and statements of cash flows at the dates and for the periods indicated. Results of operations for interim periods are not necessarily indicative of results of operations for the respective full years.

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

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities. At March 31, 2024 and December 31, 2023, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

Asset Held for Sale

We reported the $1.0 million carrying value of the Ocean Monarch as “Asset held for sale” in our unaudited Condensed Consolidated Balance Sheets at March 31, 2024. The rig was sold in April 2024 for aggregate proceeds of approximately $7.5 million.

Accounting Principles Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) No. 2023-09, Income Tax (Topic 740): Improvements to Income Tax Disclosures (or ASU 2023-09). ASU 2023-09 requires business entities on an annual basis to (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet certain quantitative thresholds. The new guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (or ASU 2023-07). ASU 2023-07 modifies the disclosure and presentation requirements of reportable segments and requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit and loss. In addition, the new guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are in the process of evaluating the impact of adopting this new guidance on our consolidated financial statement disclosures.

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

We account for the integrated services provided within our drilling contracts as a single performance obligation satisfied over time, comprised of a series of distinct time increments in which we provide drilling services. The total transaction price is recognized for each drilling contract by estimating both fixed and variable consideration expected to be earned over the contract term.

Revenues Related to Managed Rigs

In 2021, we entered into an arrangement with an offshore drilling company whereby we would provide management and marketing services (or the MMSA) for certain of their rigs. The MMSA provided for (i) a daily fixed fee, based on status of the drilling rig, (ii) marketing fees based on a percentage of the earned dayrate of a drilling contract secured by us on behalf of the rig owner, (iii) a variable management fee and (iv) reimbursement of direct cost incurred. The fixed and variable fees were recognized in “Contract drilling” revenue in our unaudited Condensed Consolidated Statements of Operations. Revenue related to the reimbursement of expenses incurred and billed to the rig owner were recorded as “Revenues related to reimbursable expenses” in our unaudited Condensed Consolidated Statements of Operations.

We may enter into certain drilling contracts directly with a customer. We are considered principal or agent of these transactions and recognize revenue under the terms of the contract. Such amounts are reported as “Contract drilling” revenue in our unaudited Condensed Consolidated Statements of Operations. In addition, we charter the related drilling rig from the rig owner to satisfy our performance obligation under the contract. We have determined that the arrangement to charter the rig is an operating lease, and the related charter fee has been reported as lease expense within "Contract drilling, excluding depreciation" in our unaudited Condensed Consolidated Statements of Operations.

The marketing arrangements for each of the managed rigs, the West Auriga and the West Vela, were terminated in 2023. Additionally, the management and charter agreements for the West Auriga were terminated in the first quarter of 2024, and the rig was returned to its owner at the end of February 2024. We also received notice of termination of the management agreement for the West Vela in April 2024, which will become effective after 90 days. The termination of the management agreement will have no effect on the bareboat charter agreement for the West Vela, which provides that it will continue in accordance with its terms until the completion of the rig’s existing drilling contract and any option periods.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities related to our contracts with customers (in thousands):

	March 31,	December 31,
	2024	2023
Trade receivables	$206,830	$253,367
Current contract assets (1)	2,565	2,575
Current contract liabilities (deferred revenue) (1)	(17,833)	(12,634)
Noncurrent contract liabilities (deferred revenue) (1)	(3,613)	(3,947)

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

Changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Contract	Contract
	Assets	Liabilities
Balance as of January 1, 2024	$2,575	$(16,581)
Decrease due to amortization of revenue included in the beginning contract liability balance	—	3,185
Increase due to cash received, excluding amounts recognized as revenue during the period	—	(8,050)
Increase due to revenue recognized during the period but contingent on future performance	391	—
Decrease due to transfer to receivables during the period	(323)	—
Adjustments	(78)	—
Balance as of March 31, 2024	$2,565	$(21,446)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of March 31, 2024 (in thousands):

	For the Year Ending December 31,
	2024 (1)	2025	2026	2027	Total
Mobilization and contract preparation revenue	$(4,317)	$(1,365)	$(1,337)	$(1,271)	$(8,290)
Capital modification revenue	(2,954)	(142)	—	—	(3,096)
Blended rate/other revenue	(10,060)	—	—	—	(10,060)
Total	$(17,331)	$(1,507)	$(1,337)	$(1,271)	$(21,446)
(1)
Represents the nine-month period beginning April 1, 2024.

The revenue included above consists of expected fixed mobilization and upgrade revenue for both wholly and partially unsatisfied performance obligations, as well as expected variable mobilization and upgrade revenue for partially unsatisfied performance obligations, which has been estimated for purposes of allocating across the entire corresponding performance obligations. The actual timing of recognition of such amounts may vary due to factors outside of our control. We have applied the disclosure practical expedient in FASB ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and its related amendments and have excluded estimated variable consideration related to wholly unsatisfied performance obligations or to distinct future time increments within our contracts, including dayrate revenue.

3. Supplemental Financial Information

Unaudited Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Trade receivables	$206,830	$253,367
Insurance claim receivable (1)	11,688	—
Value added tax receivables	6,167	5,256
Related party receivables	75	155
Other	894	1,346
	225,654	260,124
Allowance for credit losses (2)	(5,731)	(5,801)
Total	$219,923	$254,323
(1)
See Note 8 “Ocean GreatWhite Insurance Claim” for a discussion of an insurance claim associated with an equipment incident on one of our rigs.
(2)
The allowance for credit losses at March 31, 2024 and December 31, 2023 represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 4 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Deferred contract costs	$15,211	$20,552
Collateral deposit	11,857	11,857
Prepaid taxes	7,526	10,868
Rig spare parts and supplies	6,981	4,694
Current contract assets	2,565	2,575
Prepaid insurance	2,117	3,437
Prepaid rig costs	1,978	3,668
Software maintenance agreements and subscriptions	1,650	1,408
Deferred survey costs	1,386	1,418
Other	6,131	2,935
Total	$57,402	$63,412

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Rig operating costs	$47,316	$42,893
Contract advances	33,225	63,618
Payroll and benefits	26,260	35,215
Interest payable	24,691	13,013
Deferred revenue	17,833	12,634
Personal injury and other claims	6,217	7,391
Current operating lease liability	8,171	8,436
Accrued capital project/upgrade costs	8,059	10,766
Deposit for equipment sale	5,902	1,977
Shorebase and administrative costs	4,967	5,699
Other	2,491	1,694
Total	$185,132	$203,336

Unaudited Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Accrued but unpaid capital expenditures at period end	$8,059	$11,697
Common stock withheld for payroll tax obligations (1)	661	134
Cash interest payments	—	7,488
Cash income taxes paid, net of (refunds):
Foreign	1,851	1,258
U.S. Federal	130	(8,966)

(1)
Represents the cost of 302,833 and 10,946 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock and restricted stock units during the three-month periods ended March 31, 2024 and March 31, 2023, respectively, which is presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets.

4. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk arises primarily from trade receivables. The market for our services is the offshore oil and gas industry, and our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At March 31, 2024, we believed that we had potentially significant concentrations of credit risk due to the number of rigs we had contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We currently have one customer for which prepayments are required and full payment is due prior to commencement of the contract in the second half of 2024. At March 31, 2024, no amounts were owed by this customer.

Pursuant to FASB ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and its related amendments (or ASU 2016-13), we have reviewed our historical credit loss experience over a look-back period of ten years, which we deem to be representative of both up-turns and down-cycles in the offshore drilling industry. Based on this review, we developed a credit loss factor using a weighted-average ratio of our actual credit losses to revenues during the look-back period. We also considered current and future anticipated economic conditions in determining our credit loss factor, including crude oil prices and liquidity of credit markets. In applying the requirements of ASU 2016-13 and its related amendments (or collectively, CECL), we determined that it would be appropriate to segregate our trade receivables into three credit loss risk pools based on customer credit ratings, each of which represents a tier of increasing credit risk. We calculated a credit loss factor based on historical loss rate information and applied a multiple of our credit loss factor to each of these risk pools, considering the impact of current and future economic information and the level of risk associated with these pools, to calculate our current estimate of credit losses. Trade receivables that are fully covered by allowances for credit losses are excluded from these risk pools for purposes of calculating our current estimate of credit losses.

At March 31, 2024, $8.5 million in trade receivables were considered past due by 30 days or more, of which $5.4 million have been fully reserved. The remaining $3.1 million were less than a year past due and considered collectible. For purposes of calculating our current estimate of credit losses at March 31, 2024 and December 31, 2023, all trade receivables, except for those fully reserved, were deemed to be in a single risk pool based on their credit ratings at each respective period. Our total allowance for credit losses was $5.7 million and $5.8 million at March 31, 2024 and December 31, 2023, respectively, including $0.3 million for each period related to our current estimate of credit losses under CECL. See Note 3 “Supplemental Financial Information — Unaudited Condensed Consolidated Balance Sheets Information.”

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

Assets and liabilities measured at fair value are summarized below (in thousands).

	March 31, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets (Liabilities) at Fair Value	Total Losses for Three Months Ended (2)
Recurring fair value measurements:
Short-term investments (1)	$63,880	$—	$—	$63,880	$—
Liability-classified Director restricted stock units (2)	$(1,326)	$—	$—	$(1,326)	$(62)

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets (Liabilities) at Fair Value	Total Losses for Year Ended (2)
Recurring fair value measurements:
Short-term investments (1)	$92,308	$—	$—	$92,308	$—
Liability-classified Director restricted stock units (2)	$(1,258)	$—	$—	$(1,258)	$(252)

(1)
Represents short-term investments, with original maturities of three months or less, in debt securities classified as available for sale.
(2)
The fair value of restricted stock units was estimated based on the quoted market price of our common stock at the respective balance sheet date. The total loss for the period or year includes an increase in stock compensation expense due to the “marking-to-market” of liability-classified restricted stock units granted to our non-employee directors on a recurring basis.

We believe that the carrying amounts of our other financial assets and liabilities (excluding our long-term debt), which are not measured at fair value in our unaudited Condensed Consolidated Balance Sheets, approximate fair value based on the following assumptions:

•
Cash and cash equivalents and restricted cash – The carrying amounts approximate fair value because of the short maturity of these instruments.
•
Accounts receivable and accounts payable – The carrying amounts approximate fair value based on the nature of the instruments.

Our long-term debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, such indebtedness would be considered Level 2 liabilities. The fair value of the instrument was derived using valuation specialists at March 31, 2024 and December 31, 2023.

Fair values and related carrying values of our Second Lien Notes (as defined below in Note 6 “Long-Term Debt”) are shown below (in millions).

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Second Lien Notes	$580.7	$550.0	$562.6	$550.0

We have estimated the fair value amounts by using appropriate valuation methodologies and information available to management. Certain inputs and value drivers are observed and obtained in active markets from similar assets or liabilities while developing these estimates, and accordingly, no assurance can be given that the estimated values are indicative of the amounts that would be realized in a free market exchange.

5. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	March 31,	December 31,
	2024	2023
Drilling rigs and equipment	$1,272,564	$1,244,798
Finance lease right of use asset	174,571	174,571
Land and buildings	10,064	10,040
Office equipment and other	5,317	5,180
Cost	1,462,516	1,434,589
Less: accumulated depreciation	(309,476)	(278,221)
Drilling and other property and equipment, net	$1,153,040	$1,156,368

6. Long-Term Debt

At March 31, 2024 and December 31, 2023, the carrying value of our long-term debt, net of unamortized discount, premium and debt issuance costs, was comprised as follows (in thousands):

	March 31,	December 31,
	2024	2023
$550 Million Senior Secured Second Lien Notes due 2030	$534,009	$533,514

Second Lien Notes

On September 21, 2023, Diamond Foreign Asset Company and Diamond Finance, LLC (collectively referred to as the Issuers) issued $550.0 million aggregate principal amount of 8.5% Senior Secured Second Lien Notes due October 2030 (or the Second Lien Notes) with interest payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2024. The Second Lien Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Diamond Offshore Drilling, Inc. (or DODI) and each of its existing restricted subsidiaries (other than the Issuers) and by certain of DODI’s future restricted subsidiaries (other than the Issuers).

The Second Lien Notes obligate DODI and its specified subsidiaries to comply with an indenture dated as of September 21, 2023 (or the Indenture) entered into by the Issuers, DODI and certain of its subsidiaries named therein and HSBC Bank USA, National Association. The Indenture contains covenants that, among other things, restrict DODI’s ability and the ability of certain of its subsidiaries to: (i) incur additional debt and issue certain preferred stock; (ii) incur or create liens; (iii) make certain dividends, distributions, investments and other restricted payments; (iv) sell or otherwise dispose of certain assets; (v) engage in certain transactions with affiliates; and (vi) merge, consolidate, amalgamate or sell, transfer, lease or otherwise dispose of all or substantially all of DODI’s assets. These covenants are subject to important exceptions and qualifications.

The Second Lien Notes were valued at par at issuance and were presented net of unamortized debt issuance costs of $16.0 million and $16.5 million, at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the effective interest rate on the Second Lien Notes was 9.10%.

Revolving Credit Agreement

Our revolving credit agreement provides for a $300.0 million senior secured revolving credit facility (or RCF), which will mature on April 22, 2026. Borrowings under the RCF may be used to finance capital expenditures, pay fees, commissions and expenses in connection with the loan transactions, and for working capital and other general corporate purposes. Availability of borrowings under the RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the RCF) would exceed $125.0 million, (ii) the RCF Collateral Coverage Ratio (as defined in the RCF) would be less than 2.00 to 1.00 or (iii) the Total Collateral Coverage Ratio (as defined in the RCF) would be less than 1.30 to 1.00.

At March 31, 2024 and May 6, 2024, we had no borrowings outstanding under the RCF and had utilized $1.9 million of available borrowing capacity for the issuance of a letter of credit. The outstanding letter of credit will expire on maturity in May 2024, unless replaced. As of May 6, 2024, approximately $298.1 million was available for borrowings under the RCF subject to its terms and conditions.

There is no capacity for the issuance of new letters of credit under the RCF, but the RCF permits us to obtain up to $50.0 million in letters of credit outside the RCF. We have obtained a separate $25.0 million letter of credit facility; however, letters of credit thereunder must be cash collateralized.

At March 31, 2024, we were in compliance with all covenants under the Second Lien Notes and the RCF.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for certain of these taxes and the related penalties and interest and, accordingly, have recorded a $12.4 million and $12.7 million liability at March 31, 2024 and December 31, 2023, respectively, in “Other liabilities” in our unaudited Condensed Consolidated Balance Sheets. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations and cash flows.

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

Personal Injury Claims. Under our current insurance policies, which renewed effective May 1, 2024, we generally self-insure $1.0 million to $2.5 million per occurrence, depending on jurisdiction, with respect to personal injury claims not related to named windstorms in the U.S. Gulf of Mexico, which primarily result from Jones Act liability in the U.S. Gulf of Mexico. Depending on the nature, severity, and frequency of claims that might arise during the policy year, if the aggregate level of claims exceed certain thresholds, we may self-insure up to $100.0 million for each subsequent occurrence.

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At March 31, 2024, our estimated liability for personal injury claims was $11.8 million, of which $6.2 million and $5.6 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2023, our estimated liability for personal injury claims was $14.6 million, of which $7.4 million and $7.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•
the severity of personal injuries claimed;
•
significant changes in the volume of personal injury claims;
•
the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•
inconsistent court decisions; and
•
the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At March 31, 2024, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Services Agreement. In February 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $25.6 million annually. Total future commitments are projected to be $88.1 million in the aggregate over the remaining term of the agreement, including a $37.0 million commitment for the purchase of consumables and capital spare parts owned and controlled by the vendor at the end of the service arrangement.

In addition, we lease Well Control Equipment for our drillships under ten-year finance leases that commenced in 2016 that also include an option to purchase the leased equipment at the end of the respective lease term.

Letters of Credit and Other. As of March 31, 2024, an aggregate of $14.0 million in bonds and letters of credit had been issued on our behalf in connection with certain customs, tax assessment and tenant security deposit requirements. Of this amount, approximately $12.1 million had been cash collateralized as of March 31, 2024. An additional $1.9 million was collateralized by a letter of credit issued under our RCF, which cannot require additional collateral except in events of default, or until its maturity in May 2024, if not replaced.

8. Ocean GreatWhite Insurance Claim

On February 1, 2024, the Ocean GreatWhite reported an equipment incident while located in the North Sea west of the Shetland Islands. The rig’s lower marine riser package (or LMRP) and deployed riser string unintentionally separated from the rig at the slip joint tensioner ring, and the LMRP and riser dropped to the seabed. Since the incident, we have been working closely with our customer and local authorities in response and have pursued efforts to recover the equipment and replace missing or damaged equipment. We have safely recovered the LMRP from the seabed and are in a repair facility in Kishorn port, where repairs to the LMRP and any related work are underway.

As of the date of this report, $19.1 million of incremental recovery and repair and maintenance costs have been incurred, as well as $2.6 million in capital expenditures. At March 31, 2024, we had retired assets with an aggregate net book value of $3.3 million. We anticipate that the repairs and equipment replacement will be covered by our hull and machinery insurance policy and that all incremental costs, less our $10.0 million deductible, will be reimbursable under that policy. At March 31, 2024, we had recorded an insurance receivable in the amount of $11.7 million for the aggregate expenditures, less the deductible, as of that date. However, we cannot fully predict the extent of such insurance coverage or the timing of such claims. We had not received any proceeds from insurance as of March 31, 2024. In addition, we will be required to pay an additional loss premium of up to 3.5% of net insurance proceeds received, payable after the claim is closed and all proceeds known.

9. Earnings Per Share

We compute basic earnings per share by dividing net income available to holders of our common stock by the weighted-average number of shares of our common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue our common stock (common stock equivalents) were exercised or converted into common stock. Basic and diluted earnings per share (or EPS) was calculated in accordance with the treasury stock method, and includes all potentially dilutive stock equivalents, including warrants, restricted stock unit awards and performance stock unit awards.

A reconciliation of the numerators and denominators of our basic and diluted EPS computations is summarized as follows (in thousands).

	Three Months Ended March 31,
	2024	2023
Net income – basic and diluted (numerator)	$11,612	$7,229
Weighted average shares – basic (denominator):	102,440	101,331
Dilutive effect of stock-based awards	2,300	2,605
Weighted average shares including conversions – diluted (denominator)	104,740	103,936

The computation of EPS for the three-month periods ended March 31, 2024 and March 31, 2023 excluded non-vested stock-based awards of 283,981 shares and 349,784 shares, respectively, as the inclusion of such would have been antidilutive for the periods.

As of March 31, 2024, we had 7.5 million stock warrants outstanding (or Warrants) to purchase shares of our common stock that were exercisable for one share of common stock per Warrant at an exercise price of $29.22 (subject to adjustment). The Warrants are exercisable until they expire on April 23, 2026. The presumed exercise of these Warrants into shares of our common stock would have an antidilutive effect as the exercise price per warrant exceeded the average price of our common stock and they have been excluded from the computation of EPS for all periods presented.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At March 31, 2024, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed during the periods presented, which may not be indicative of where the rigs are currently located.

The following tables provide information about disaggregated revenue by country (in thousands):

	Three Months Ended March 31, 2024
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$146,475	$7,328	$153,803
United Kingdom	32,568	4,233	36,801
Australia	27,360	2,463	29,823
Brazil	26,570	—	26,570
Senegal	25,797	1,816	27,613
Total	$258,770	$15,840	$274,610

	Three Months Ended March 31, 2023
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$104,581	$12,557	$117,138
United Kingdom	17,702	1,060	18,762
Australia	19,309	840	20,149
Brazil	20,660	—	20,660
Senegal	52,131	3,181	55,312
Total	$214,383	$17,638	$232,021

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report and Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2023. References to “Diamond Offshore,” “Company,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 12 floater rigs (four owned drillships, seven owned semisubmersibles and one managed rig). See “– Market Overview.”

Market Overview

During the first quarter of 2024, oil commodity prices remained elevated above their 5-year average, primarily as a result of continued OPEC+ supply restraint, muted production growth in the United States, strong growth in oil demand and expanding manufacturing trends in the United States and China signaling global economic improvements. Oil and natural gas benchmark prices are expected to remain volatile as geopolitical uncertainty resulting from conflicts in Russia/Ukraine and the Middle East may affect supply and demand. Brent crude prices reached the high $80- to low $90-per barrel range in mid-April 2024, which are the highest levels reached since October 2023. This rebound represents an approximate 20% increase since the beginning of the year, according to pricing data published by the U.S. Energy Information Administration. Commodity prices are expected to remain at levels that are supportive of investment in deepwater exploration and development projects. As of mid-April 2024, dated Brent crude oil prices for the remainder of 2024 and 2025 were in the low-to-middle $80-per-barrel range according to industry data.

In the first quarter of 2024, growth in offshore upstream capital expenditures continued to be supported by strong cash flows realized by oil and gas companies, continued expectations for growing demand, and breakeven costs well below current oil price forecasts. According to industry reports, analysts expect offshore upstream capital expenditures to increase approximately 3.3% annually, on average, from 2024 to 2027, rising to more than $230 billion by 2027, with exploration growing to approximately 12% of the capital expenditure total.

During the first quarter of 2024, the positive dynamics of increased offshore spending, coupled with the growing trend in long-cycle developments, production capacity expansions and exploration and appraisal activities, continued to drive growth in demand for floating drilling rigs. According to industry reports, on a trailing three-month basis, the volume of floating rig years contracted has grown month over month from November 2023 through February 2024, reaching its highest level since February 2023. According to data from S&P Global, in mid-April 2024 outstanding demand from floating rig tenders was approximately 56 rig years, compared to 42 rig years a year earlier, representing an increase of more than 33%. Most of this demand was concentrated in the deepwater and ultra-deepwater regions of the Gulf of Mexico, Brazil and West Africa, which are areas where we currently operate. The recent improvement in contracting activity has pushed dayrates for ultra-deepwater drilling rigs into the high $400 to low $500 thousand per day range.

This robust dayrate market, combined with anticipated growth in upstream capital spending, continues to drive further increases in rig demand and improves the economics for rig reactivations. However, supply chain constraints and inflationary pressures could limit the pace at which these additional rigs could return to the market, with some analysts estimating the average time for rig reactivations to be approximately 12 to 18 months, with costs approaching $100 million for idle rigs and $350 million for stranded rigs. The current inventory of idle rig capacity has decreased significantly and the owners of this remaining capacity have so far exhibited capital discipline as it relates to reactivation investments; however, the market could be adversely affected by the re-entry of this limited idle capacity.

Despite policy tightening by major central banks and a moderating pace of world economic expansion, inflationary pressures have generally remained elevated in the industry sector, though recent trends indicate possible moderation in some areas. Continued inflation may result in upward pressure on operating expenses for offshore drillers.

In addition to market factors, during the first quarter of 2024, customer capital allocation decisions have continued to affect demand for our services. Customer investment mixes over time, coupled with energy demand and regulatory measures, could adversely impact demand for offshore drilling services in the long term. Notwithstanding this possibility, during the first quarter, global energy demand continued to be strong and energy supply growth remained constrained. We expect increased investment in both traditional and renewable sources of energy to be required in the future, some of which we expect to be invested in finding and producing hydrocarbons in the offshore segment.

Industry experts continue to expect the world's demand for energy will increase and that hydrocarbons will continue to serve a major role in meeting the world's energy needs for the foreseeable future.

See “– Contract Drilling Backlog” for future commitments of our rigs during the remainder of 2024 through 2028.

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

The following table reflects our contract drilling backlog as of April 1, 2024 (based on information available at that time), January 1, 2024 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2023), and April 1, 2023 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023) (in millions).

	April 1, 2024	January 1, 2024	April 1, 2023
Contract Drilling Backlog (1)	$1,877	$1,424	$1,596

(1)
Includes contract backlog of $50.7 million, $117.6 million and $256.8 million at April 1, 2024, January 1, 2024 and April 1, 2023, respectively, attributable to customer drilling contracts secured for rigs managed, but not owned, by us. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. The marketing arrangements for each of our managed rigs were terminated in 2023, and the charter agreement for the West Auriga was terminated in February 2024. The Company received notice of termination of the management agreement for the West Vela in April 2024, which will become effective after 90 days. The termination of the management agreement will have no effect on the bareboat charter agreement for the West Vela, which provides that it will continue in accordance with its terms until the completion of the rig’s existing drilling contract and any option periods.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of April 1, 2024 (in millions).

	For the Year Ending December 31,
	Total	2024 (1)	2025	2026	2027	2028
Contract Drilling Backlog (2)	$1,877	$662	$552	$471	$190	$2

(1)
Represents the nine-month period beginning April 1, 2024.
(2)
Includes contract backlog of $50.7 million in the remainder of 2024, attributable to customer drilling contract secured for the managed rig West Vela under an arrangement with an offshore drilling company (or the MMSA) whereby we provide management services for the rig.

The following table reflects the percentage of rig days per year committed as of April 1, 2024. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs, multiplied by the number of days in a particular year).

	For the Year Ending December 31,
	2024 (1)	2025	2026	2027	2028
Percentage of Rig Days Committed (2)	88%	48%	41%	23%	<1%

(1)
Represents the nine-month period beginning April 1, 2024.
(2)
As of April 1, 2024, includes approximately 220 rig days currently known and scheduled for shipyard projects, including capital upgrades, surveys and contract preparation activities for the remainder of 2024.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Regulatory Surveys and Planned Downtime. We perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs and an intermediate survey, which is performed every two-and-one-half years, for our North Sea rigs. Our operating income is negatively impacted when we perform these required regulatory surveys due to planned downtime during the inspection period. Our operating income is also reduced by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the remainder of 2024, we expect to incur approximately 220 days of planned downtime, including approximately (i) 100 days for a shipyard project, as well as mobilization and demobilization activities for the Ocean BlackRhino; (ii) 70 days for the Ocean GreatWhite’s lower marine riser package (or LMRP) repairs; (iii) 25 days for the Ocean Endeavor’s blowout preventer (or BOP) recertification; (iv) 20 days for the Ocean BlackHornet’s special survey and (v) five days for the Ocean Apex’s mobilization activities. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, repairs, contract preparation, rig mobilizations and other shipyard projects. See “ — Contract Drilling Backlog.”

Physical Damage and Marine Liability Insurance. Under our primary insurance policies, which renewed effective May 1, 2024, we carry $50.0 million of U.S. Named Windstorm Coverage, as defined by the relevant insurance policy, for physical damage to our property and equipment with a $10.0 million deductible per accident or occurrence. We are self-insured for physical damage to rigs and equipment caused by named windstorms in the U.S. Gulf of Mexico in excess of $50.0 million. If a named windstorm in the U.S. Gulf of Mexico causes significant damage to our rigs or equipment, it could have a material adverse effect on our results of operations, financial condition, and cash flows. Under our current insurance policy, we carry physical damage insurance for certain losses other than those caused by named windstorms in the U.S. Gulf of Mexico for which our deductible for physical damage is $10.0 million per occurrence. In addition, we currently carry loss-of-hire insurance on certain of our owned rigs to cover a portion of lost cash flow when a rig is damaged, which is a recoverable claim under the physical damage insurance but excludes named windstorms in the U.S. Gulf of Mexico.

In addition, we carry marine liability insurance covering certain legal liabilities, including coverage for certain personal injury claims, collisions, and wreck removals, and generally covering liabilities arising out of or relating to pollution and/or environmental risk. We believe that the policy limit for our marine liability insurance is within the range that is customary for companies of our size in the offshore drilling industry and is appropriate for our business. Under these marine liability policies, we generally self-insure $1.0 million to $2.5 million per occurrence, depending on jurisdiction, but up to $25.0 million for liabilities arising out of named windstorms in the U.S. Gulf of Mexico.

Depending on the nature, severity, and frequency of claims that might arise during the policy year, if the aggregate level of claims exceeds certain thresholds, we may self-insure up to $100.0 million for each subsequent occurrence.

Critical Accounting Policies

Our significant accounting policies are discussed in Note 1 “General Information” of our notes to the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. We believe that R-E days provide a comparative measurement of the activity level of our fleet, rig utilization is an indicator of our ability to secure work for and the operational efficiency of our fleet and average daily revenue provides a comparative measure for our revenue-earning performance. We utilize these performance indicators in the review of our business and operating results and believe these are useful metrics for investors to utilize in evaluating our performance. The tables presented below include these three key performance indicators and other comparative data relating to our revenues and operating expenses for the respective periods (in thousands, except days, daily amounts and percentages) for the three-month periods ended March 31, 2024, December 31, 2023 and March 31, 2023.

Results for the Three-Month Periods Ended March 31, 2024, December 31, 2023 and March 31, 2023

	Three Months Ended
	March 31,	December 31,	March 31,
	2024	2023	2023
Revenue-Earning Days (1)	849	886	789
Utilization (2)	68%	69%	63%
Average daily revenue (3)	$305,000	$315,800	$271,700

Revenues:
Contract drilling	$258,770	$279,681	$214,383
Revenues related to reimbursable expenses	15,840	17,956	17,638
Total revenues	274,610	297,637	232,021
Operating expenses:
Contract drilling, excluding depreciation	184,205	188,803	173,490
Reimbursable expenses	15,266	17,304	17,213
Depreciation	31,354	27,705	27,906
General and administrative	18,576	19,190	19,585
Loss (gain) on disposition of assets	3,396	(280)	(1,213)
Total operating expenses	252,797	252,722	236,981
Operating income (loss)	21,813	44,915	(4,960)
Other income (expense):
Interest income	1,774	1,464	7
Interest expense	(15,346)	(14,847)	(12,040)
Foreign currency transaction gain (loss)	231	(2,863)	(1,271)
Other, net	(71)	(54)	(152)
Income (loss) before income tax benefit	8,401	28,615	(18,416)
Income tax benefit (expense)	3,211	(174,317)	25,645
Net income (loss)	$11,612	$(145,702)	$7,229

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

Three Months Ended March 31, 2024 Compared to Three Months Ended December 31, 2023

Contract Drilling Revenue. Contract drilling revenue decreased $20.9 million during the three months ended March 31, 2024 compared to the three months ended December 31, 2023, primarily due to lower average daily revenue earned ($9.2 million), combined with a 37-day decrease in R-E days ($11.7 million).

The decrease in average daily revenue during the first quarter of 2024, compared to the fourth quarter of 2023, was primarily due to the absence of incremental revenue recognized in the fourth quarter of 2023 related to favorable settlements with customers regarding equipment issues and non-productive time, which had occurred earlier in 2023, performance bonuses for the Ocean BlackHawk and Ocean BlackRhino and an early termination fee received by the Ocean Apex.

R-E days decreased during the first quarter of 2024, primarily due to downtime as a result of the Ocean GreatWhite being out of service and in shipyard for repairs due to the LMRP incident (60 fewer R-E days), termination of the managed services agreement and charter of the West Auriga (30 fewer days), warm stacking of the Ocean Patriot between contracts (29 fewer R-E days) and aggregate net incremental downtime for repairs for other rigs in our fleet (14 fewer R-E days). The decrease in R-E days was partially offset by nearly full-quarter operations for the Ocean Courage and Ocean BlackHawk in 2024 (96 incremental days), compared to the fourth quarter of 2023 when both rigs completed shipyard projects in advance of their current contracts.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation decreased $4.6 million during the first quarter of 2024, compared to the fourth quarter of 2023. Lower expense in the 2024 period was primarily due to reduced charter costs for the managed rigs ($13.0 million), as well as lower other operating expense for the West Auriga, primarily due to the termination of the rig’s MMSA at the end of February 2024 ($5.3 million) and the absence of expense associated with an annual efficiency bonus recognized in the fourth quarter of 2023 related to a services agreement for certain well control equipment on our drillships ($6.0 million). The reduction in costs between periods was partially offset by higher operating expenses for the Ocean BlackHawk and Ocean Courage ($10.6 million), which operated under contract for nearly a full quarter in 2024, compared to being in shipyard during portions of the fourth quarter of 2023, $7.6 million in non-recoverable expense (or a portion of the insurance deductible) associated with repairs for the Ocean GreatWhite attributable to the LMRP incident and a net increase in operating expense for the other rigs in our fleet ($1.5 million).

Loss on disposition of assets. We recorded a net loss on disposition of assets of $3.4 million for the first quarter of 2024, which included $2.4 million in non-recoverable expense (or a portion of the insurance deductible) associated with capital repairs for the Ocean GreatWhite.

Income Tax Benefit. We estimate our annual effective tax rate (or AETR) for continuing operations in recording our interim quarterly income tax provision, considering the various jurisdictions in which we operate. We exclude discrete tax adjustments from the computation of the AETR and record such adjustments in the quarter in which they occur.

We recorded a net income tax benefit of $3.2 million for the three months ended March 31, 2024. For the three months ended December 31, 2023, we recorded a net income tax expense of $174.3million. The effective tax rate for the quarter ended March 31, 2024 resulted from the mix of pre-tax income and loss across jurisdictions, increased profitability in jurisdictions which rigs are currently operating, and the effect of discrete items, specifically a benefit on remeasurement of uncertain tax positions in Egypt.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Contract Drilling Revenue. Contract drilling revenue increased $44.4 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to higher average daily revenue earned ($28.2 million), in addition to a 60-day increase in R-E days ($16.2 million).

Average daily revenue earned during the first quarter of 2024 increased, compared to the first quarter of 2023, primarily due to higher dayrates earned by several rigs in the fleet, which operated under new contracts or extensions that commenced after the first quarter of 2023.

R-E days increased during the first quarter of 2024, compared to the first quarter of 2023, primarily due to incremental operating days for the Ocean Endeavor, which completed shipyard repairs in the first quarter of 2023, and the West Vela, which was warm stacked between contracts during the first quarter of 2023 (105 incremental days). The increase in R-E days during the 2024 period was partially offset by a net increase in downtime for repairs (20 fewer R-E days), the warm-stacking of rigs between contracts (26 fewer R-E days) and termination of the MMSA for the West Auriga (23 fewer R-E days). Comparing the quarters, the Ocean GreatWhite had achieved 24 incremental R-E days prior to going out of service for repairs as a result of the LMRP incident during the first quarter of 2024.

Contract Drilling Expense, Excluding Depreciation. Contract drilling expense, excluding depreciation increased $10.7 million during the first quarter of 2024, compared to the first quarter of 2023 and reflected higher net expense for the managed rigs ($5.8 million), primarily due to higher charter fees for both managed rigs, partially offset by lower repair and maintenance costs for the West Vela, and also included $7.6 million in non-recoverable expense (or a portion of the insurance deductible) associated with repairs for the Ocean GreatWhite. Comparing the periods, contract drilling expense was reduced by a net decrease in other operating costs across our owned rig fleet ($2.7 million) during the first quarter of 2024.

Interest Expense. Interest expense increased $3.3 million during the first quarter of 2024, primarily due to higher average debt outstanding compared to the first quarter of 2023. Interest expense for the first quarter of 2024 included $12.2 million in expense related to our $550.0 million aggregate principal amount of senior secured second lien notes (or the Second Lien Notes), which bear interest at 8.5%, and the amortization of associated debt issuance costs. During the first quarter of 2023, we incurred interest expense of $8.8 million on weighted average debt outstanding of approximately $354.0 million at an average interest rate of 9.5%, in addition to amortization of associated debt issuance costs and debt premium.

Loss (gain) on disposition of assets. We recorded a net loss on disposition of assets of $3.4 million for the first quarter of 2024, which included $2.4 million in non-recoverable expense (or a portion of the insurance deductible) associated with capital repairs for the LMRP and related equipment on the Ocean GreatWhite. During the first quarter of 2023, we recognized a $1.2 million gain on disposition of surplus equipment.

Income Tax Benefit. We recorded a net income tax benefit of $3.2 million for the three months ended March 31, 2024, inclusive of a $12.2 million tax benefit on the revaluation of unrecognized tax liabilities in Egypt due to the significant weakening of the Egyptian pound. For the three months ended March 31, 2023, we recorded a net income tax benefit of $25.6 million. The effective tax rate for the three months ended March 31, 2024 was the result of the mix of pre-tax income and loss across jurisdictions, increased profitability in jurisdictions which rigs are currently operating, and the effect of discrete items, specifically a benefit on remeasurement of uncertain tax positions in Egypt.

Liquidity and Capital Resources

We have available a senior secured revolving credit agreement, which provides for a $300.0 million senior secured revolving credit facility (or the RCF). The RCF is scheduled to mature on April 22, 2026. See Note 6 “Long-Term Debt” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our RCF.

At May 6, 2024, we had no borrowings outstanding under the RCF, and a $1.9 million letter of credit had been issued thereunder. As of May 6, 2024, approximately $298.1 million was available for borrowings under the RCF subject to its terms and conditions; however, the availability of borrowings under the RCF is subject to the satisfaction of certain conditions as specified in our revolving credit agreement, including restrictions on borrowings.

There is no capacity for the issuance of new letters of credit under the RCF, but the RCF permits us to obtain up to $50.0 million in letters of credit outside the RCF. We have obtained a $25.0 million letter of credit facility; however, letters of credit thereunder must be cash collateralized.

Historically, we have relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include funding of our working capital requirements and capital expenditures, as well as the servicing of our debt repayments and interest payments. As of May 6, 2024, all of our rigs, excluding the managed rig, are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (or DFAC). Our management has determined that we will permanently reinvest foreign earnings, which restricts the ability to utilize cash flows of DFAC on a company-wide basis. To the extent possible, we expect to utilize the operating cash flows and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each respective entity's working capital requirements and capital commitments.

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

As of April 1, 2024, our contractual backlog was approximately $1.9 billion. At March 31, 2024, we had cash of $169.2 million, including $6.8 million that is subject to restrictions pursuant to the MMSA.

Sources and Uses of Cash

Cash Flows and Cash Expenditures

For the three-month period ended March 31, 2024, our operating activities generated cash of $59.0 million. Cash receipts from contract drilling services ($315.7 million) were partially offset by cash expenditures for contract drilling, shorebase support, and general and administrative costs ($256.6 million).

Cash outlays for capital expenditures during the first three months of 2024 aggregated $27.9 million, primarily related to long-lead items for the Ocean BlackRhino’s shipyard project and equipment updates scheduled for the second half of 2024. We also made payments of $4.3 million under finance lease obligations related to well control equipment on our owned drillships.

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

Cash outlays for capital expenditures during the first quarter of 2023 aggregated $29.4 million (including capital outlays for the Ocean Endeavor and Ocean GreatWhite shipyard projects completed this year). We also repaid $15.0 million in outstanding draws under the RCF and made payments in connection with finance lease obligations aggregating $4.1 million related to our owned drillships.

Ocean GreatWhite

On February 1, 2024, the Ocean GreatWhite, reported an equipment incident while located in the North Sea west of the Shetland Islands. The rig’s lower marine riser package (“LMRP”) and deployed riser string unintentionally separated from the rig at the slip joint tensioner ring and the LMRP and riser dropped to the seabed. We have safely recovered the LMRP from the seabed and are in a repair facility in Kishorn port, where repairs to the LMRP and any related work are underway.

We anticipate that the LMRP incident will be covered by our hull & machinery insurance policy and that all incremental costs, less our $10.0 million deductible, will be reimbursable under that policy. In addition, we carry loss-of-hire insurance on the Ocean GreatWhite to cover a portion of lost cash flow under certain circumstances. After a 60-day waiting period, our loss-of-hire insurance provides $150,000 per day, for up to 180 days, for each day of lost revenue as a result of a covered property loss claim. As of the date of this report, we estimate the cash flow impact of direct and incremental recovery, repairs and maintenance costs, and replacement capital expenditures, offset by loss of hire insurance, to be approximately $25.0 million to $30.0 million dollars. However, we cannot fully predict the extent of such insurance coverage or the timing of such claims.

Capital Expenditures and Other Projects

We have historically invested a significant portion of our cash flows in the enhancement of our drilling fleet and our ongoing rig equipment replacement and capital maintenance programs. The amount of cash required to meet our capital commitments is determined by evaluating the need to upgrade our rigs to meet specific customer requirements and our rig equipment enhancement, maintenance and replacement programs. We make periodic assessments of our capital spending programs based on current and expected industry conditions and our cash flow forecast. As of the date of this report, we expect total capital expenditures for 2024 to be approximately $135.0 million to $145.0 million.

Other Obligations

As of March 31, 2024, the amount of total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment was $40.3 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities. Included in the balance is $21.0 million related to prior years’ operations in Egypt.

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
•
future commodity prices and volatility, dayrates or utilization;
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
•
tax planning and effects of the Inflation Reduction Act;
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
•
the estimated downtime, duration of repairs, cost of repairs and replacement capital, and the insurance claim, coverage and estimated insurance recovery and costs as a result of the equipment incident on the Ocean GreatWhite;
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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Risk. From time to time, we may have exposure to interest rate risk on our debt instruments that may arise from changes in the level or volatility of interest rates. As of March 31, 2024, we had no variable rate debt outstanding. Our Second Lien Notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

There were no other material changes in our market risk components for the three months ended March 31, 2024. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules

13a-15(e) and 15d-15(e)) as of March 31, 2024. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our first fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 7 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a detailed discussion of certain material risk factors facing the Company. The risk factors included under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 are incorporated herein by reference. No material changes have been made to such risk factors as of March 31, 2024.

ITEM 5. Other Information.

Items 5(a) and 5(b) are not applicable.

(c) On March 4, 2024, Bernie Wolford, Jr., President and Chief Executive Officer, entered into a pre-arranged stock trading plan (the “Wolford 10b5-1 Plan”). The Wolford 10b5-1 Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and our policies regarding trading in our securities. The Wolford 10b5-1 Plan provides for the potential sale of up to 408,000 shares of the Company’s common stock between June 3, 2024 and May 30, 2025, subject to the terms and conditions of the plan.

On March 4, 2024, Dominic A. Savarino, Senior Vice President and Chief Financial Officer, entered into a pre-arranged stock trading plan (the “Savarino 10b5-1 Plan”). The Savarino 10b5-1 Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and our policies regarding trading in our securities. The Savarino 10b5-1 Plan provides for the potential sale of up to 18,226 shares of the Company’s common stock between June 3, 2024 and December 31, 2024, subject to the terms and conditions of the plan.

On March 4, 2024, David L. Roland, Senior Vice President, General Counsel and Secretary, entered into a pre-arranged stock trading plan (the “Roland 10b5-1 Plan”). The Roland 10b5-1 Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act and our policies regarding trading in our securities. The Roland 10b5-1 Plan provides for the potential sale of up to 40,000 shares of the Company’s common stock between June 3, 2024 and April 4, 2025, subject to the terms and conditions of the plan.

During the quarter ended March 31, 2024, no other director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, in each case as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

3.1	Fourth Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2023).

3.2	Third Amended and Restated Bylaws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 10, 2023).

10.1	Form of 2024 Time-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on February 28, 2024).

10.2	Form of 2024 Executive Performance-Vesting Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on February 28, 2024).

31.1*	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1*	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104*	The cover page of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date May 8, 2024	By:	/s/ Dominic A. Savarino
Dominic A. Savarino
Senior Vice President and Chief Financial Officer