Form 10-Q
period 2024-06-30
DIAMOND OFFSHORE DRILLING, INC.
filed 2024-08-07
CIK 949039

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024 Common stock, $0.0001 par value per share 103,213,055 shares.

DIAMOND OFFSHORE DRILLING, INC.

TABLE OF CONTENTS FOR FORM 10-Q

QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except par value amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$165,536	$124,457
Restricted cash	10,565	14,231
Accounts receivable	226,383	260,124
Less: allowance for credit losses	(5,715)	(5,801)
Accounts receivable, net	220,668	254,323
Prepaid expenses and other current assets	61,600	63,412
Asset held for sale	1,000	1,000
Total current assets	459,369	457,423
Drilling and other property and equipment, net of
accumulated depreciation	1,139,802	1,156,368
Other assets	84,392	98,762
Total assets	$1,683,563	$1,712,553
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,294	$42,037
Accrued liabilities	164,727	203,336
Taxes payable	33,397	34,817
Current finance lease liabilities	16,525	15,960
Total current liabilities	258,943	296,150
Long-term debt	534,480	533,514
Noncurrent finance lease liabilities	103,742	113,201
Deferred tax liability	19,831	10,966
Other liabilities	95,221	113,871
Commitments and contingencies (Note 7)
Total liabilities	1,012,217	1,067,702
Stockholders’ equity:
Preferred stock (par value $0.0001, 50,000 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023)	—	—
Common stock (par value $0.0001, 750,000 shares authorized; 103,562 shares issued and 102,596 shares outstanding at June 30, 2024 and 103,189 shares issued and 102,322 shares outstanding at December 31, 2023)	10	10
Additional paid-in capital	985,460	978,575
Treasury stock	(9,810)	(8,493)
Accumulated deficit	(304,322)	(325,261)
Accumulated other comprehensive income	8	20
Total stockholders’ equity	671,346	644,851
Total liabilities and stockholders’ equity	$1,683,563	$1,712,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,
	2024	2023
Revenues:
Contract drilling	$240,229	$264,990
Revenues related to reimbursable expenses	12,657	16,573
Total revenues	252,886	281,563
Operating expenses:
Contract drilling, excluding depreciation	164,461	212,947
Reimbursable expenses	12,333	15,579
Depreciation	31,698	27,906
General and administrative	23,219	16,824
Gain on disposition of assets	(7,106)	(1,933)
Total operating expenses	224,605	271,323
Operating income	28,281	10,240
Other income (expense):
Interest income	1,966	5
Interest expense, net of amounts capitalized	(15,061)	(12,755)
Foreign currency transaction loss	(13)	(1,968)
Other, net	1,605	136
Income (loss) before income tax (expense) benefit	16,778	(4,342)
Income tax (expense) benefit	(7,451)	243,125
Net income	$9,327	$238,783
Earnings per share
Basic	$0.09	$2.35
Diluted	$0.09	$2.29
Weighted-average shares outstanding
Basic	102,542	101,487
Diluted	105,088	104,236

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Six Months Ended June 30,
	2024	2023
Revenues:
Contract drilling	$498,999	$479,373
Revenues related to reimbursable expenses	28,497	34,211
Total revenues	527,496	513,584
Operating expenses:
Contract drilling, excluding depreciation	348,665	386,436
Reimbursable expenses	27,599	32,792
Depreciation	63,052	55,812
General and administrative	41,796	36,409
Gain on disposition of assets	(3,710)	(3,146)
Total operating expenses	477,402	508,303
Operating income	50,094	5,281
Other income (expense):
Interest income	3,740	12
Interest expense, net of amounts capitalized	(30,407)	(24,795)
Foreign currency transaction gain (loss)	218	(3,239)
Other, net	1,534	(17)
Income (loss) before income tax (expense) benefit	25,179	(22,758)
Income tax (expense) benefit	(4,240)	268,770
Net income	$20,939	$246,012
Earnings per share
Basic	$0.20	$2.43
Diluted	$0.20	$2.36
Weighted-average shares outstanding
Basic	102,491	101,409
Diluted	104,927	104,091

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2024	2023
Net income	$9,327	$238,783
Other comprehensive income, net
Unrealized gain on marketable securities, net of tax	2	—
Comprehensive income	$9,329	$238,783

	Six Months Ended June 30,
	2024	2023
Net income	$20,939	$246,012
Other comprehensive loss, net
Unrealized loss on marketable securities, net of tax	(12)	—
Comprehensive income	$20,927	$246,012

The accompanying notes are an integral part of the condensed consolidated financial statements.

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands)

	Three Months Ended June 30, 2024

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
April 1, 2024	102,479	$10	$982,098	$(313,649)	$6	920	$(9,154)	$659,311
Net income	—	—	—	9,327	—	—	—	9,327
Stock-based compensation, net of tax	117	—	3,194	—	—	45	(656)	2,538
Unrealized gain on marketable securities, net of tax	—	—	—	—	2	—	—	2
Other	—	—	168	—	—	—	—	168
June 30, 2024	102,596	$10	$985,460	$(304,322)	$8	965	$(9,810)	$671,346

	Six Months Ended June 30, 2024

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Deficit	Income	Shares	Amount	Equity
January 1, 2024	102,322	$10	$978,575	$(325,261)	$20	867	$(8,493)	$644,851
Net income	—	—	—	20,939	—	—	—	20,939
Stock-based compensation, net of tax	274	—	6,717	—	—	98	(1,317)	5,400
Unrealized loss on marketable securities, net of tax	—	—	—	—	(12)	—	—	(12)
Other	—	—	168	—	—	—	—	168
June 30, 2024	102,596	$10	$985,460	$(304,322)	$8	965	$(9,810)	$671,346

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

DIAMOND OFFSHORE DRILLING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income	$20,939	$246,012
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	63,052	55,812
Gain on disposition of assets	(3,710)	(3,146)
Deferred tax provision	(3,752)	(200,658)
Stock-based compensation expense	7,305	8,082
Contract liabilities, net	5,292	(2,707)
Contract assets, net	(1,063)	(1,980)
Deferred contract costs, net	11,032	4,893
Other assets, noncurrent	1,346	2,577
Other liabilities, noncurrent	(587)	16,870
Other	1,691	1,501
Changes in operating assets and liabilities:
Accounts receivable	33,655	(25,996)
Prepaid expenses and other current assets	(6,173)	(6,122)
Current income tax assets	—	(85,266)
Accounts payable and accrued liabilities	(39,982)	3,965
Taxes payable	885	(3,094)
Net cash provided by operating activities	89,930	10,743
Investing activities:
Capital expenditures	(51,342)	(58,953)
Proceeds from disposition of assets, net of disposal costs	7,719	348
Net cash used in investing activities	(43,623)	(58,605)
Financing activities:
Borrowings under revolving credit facility	—	20,000
Repayments under revolving credit facility	—	(15,000)
Principal payments of finance leases	(8,894)	(10,503)
Net cash used in financing activities	(8,894)	(5,503)
Net change in cash, cash equivalents and restricted cash	37,413	(53,365)
Cash, cash equivalents and restricted cash, beginning of period	138,688	97,334
Cash, cash equivalents and restricted cash, end of period	$176,101	$43,969

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

Planned Merger with Noble Corporation plc

On June 9, 2024, Diamond Offshore Drilling, Inc. (or DODI) entered into an Agreement and Plan of Merger (or the Merger Agreement) with Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (or Noble), Dolphin Merger Sub 1, Inc., a Delaware corporation and indirect wholly owned subsidiary of Noble (or Merger Sub 1) and Dolphin Merger Sub 2, Inc., a Delaware corporation and indirect wholly owned subsidiary of Noble (or Merger Sub 2). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (1) Merger Sub 1 will merge with and into DODI, with DODI surviving as a wholly-owned indirect subsidiary of Noble (or the First Merger and the effective time thereof, the
First Merger Effective Time), and subsequently DODI, as the surviving entity in the First Merger, will merge with and into Merger Sub 2, with Merger Sub 2 surviving as an indirect wholly-owned subsidiary of Noble (or the Second Merger and the effective thereof, the Effective Time; and the First Merger together with the Second Merger, the Merger) and (2) at the First Merger Effective Time, each outstanding share of common stock of DODI (other than any Cancelled Shares and any Appraisal Shares (each as defined in the Merger Agreement)) will be converted into the right to receive the following consideration (or collectively, the Merger Consideration): (i) $5.65 in cash, without interest, payable to the holders of the DODI common stock, (ii) 0.2316 (or the Exchange Ratio) ordinary shares of Noble and (iii) any cash in lieu of fractional ordinary shares of Noble. The completion of the transaction is subject to shareholder and regulatory approvals and other customary closing conditions.

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

Restricted Cash

We maintain a restricted cash bank account that is subject to restrictions pursuant to a management services agreement with an offshore drilling company. See Note 2 “Revenue from Contracts with Customers.”

We classify such restricted cash accounts in current assets if the restrictions are expected to expire or otherwise be resolved within one year or if such funds are considered to offset current liabilities. At June 30, 2024 and December 31, 2023, our restricted cash was considered to be current and was recorded in “Restricted cash” in our unaudited Condensed Consolidated Balance Sheets.

Asset Held for Sale

We reported the $1.0 million carrying value of the Ocean Valiant as “Asset held for sale” in our unaudited Condensed Consolidated Balance Sheets at June 30, 2024.

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

Revenues Related to Managed Rigs

In 2021, we entered into an arrangement with an offshore drilling company whereby we agreed to provide management and marketing services (or the MMSA) for certain of their rigs. The MMSA provided for (i) a daily fixed fee, based on status of the drilling rig, (ii) marketing fees based on a percentage of the earned dayrate of a drilling contract secured by us on behalf of the rig owner, (iii) a variable management fee and (iv) reimbursement of direct costs incurred. The fixed and variable fees were recognized in “Contract drilling” revenue in our unaudited Condensed Consolidated Statements of Operations. Revenue related to the reimbursement of expenses incurred and billed to the rig owner were recorded as “Revenues related to reimbursable expenses” in our unaudited Condensed Consolidated Statements of Operations.

We may enter into certain drilling contracts directly with a customer. We are considered principal or agent under these transactions and recognize revenue under the terms of the contract. Such amounts are reported as “Contract drilling” revenue in our unaudited Condensed Consolidated Statements of Operations. In addition, we charter the related drilling rig from the rig owner to satisfy our performance obligation under the contract. We have determined that the arrangement to charter the rig is an operating lease, and the related charter fee has been reported as lease expense within "Contract drilling, excluding depreciation" in our unaudited Condensed Consolidated Statements of Operations.

The marketing arrangements for each of the managed rigs, the West Auriga and the West Vela, were terminated in 2023, and the management and charter agreements for the West Auriga were terminated in the first quarter of 2024. The West Auriga was returned to its owner at the end of February 2024. We also received notice of termination of the management agreement for the West Vela in April 2024, which became effective in July 2024. The termination of the management agreement had no effect on the bareboat charter agreement for the West Vela, which will continue in accordance with its terms until the completion of the rig’s existing drilling contract and any option periods.

Contract Balances

The following table provides information about receivables, contract assets and contract liabilities related to our contracts with customers (in thousands):

	June 30,	December 31,
	2024	2023
Trade receivables	$197,169	$253,367
Current contract assets (1)	3,638	2,575
Current contract liabilities (deferred revenue) (1)	(18,592)	(12,634)
Noncurrent contract liabilities (deferred revenue) (1)	(3,281)	(3,947)
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

Changes in the contract assets and the contract liabilities balances during the period are as follows (in thousands):

	Contract	Contract
	Assets	Liabilities
Balance as of January 1, 2024	$2,575	$(16,581)
Decrease due to amortization of revenue included in the beginning contract liability balance	—	5,596
Increase due to cash received, excluding amounts recognized as revenue during the period	—	(10,888)
Increase due to revenue recognized during the period but contingent on future performance	1,464	—
Decrease due to transfer to receivables during the period	(323)	—
Adjustments	(78)	—
Balance as of June 30, 2024	$3,638	$(21,873)

Transaction Price Allocated to Remaining Performance Obligations

The following table reflects revenue expected to be recognized in the future related to unsatisfied performance obligations as of June 30, 2024 (in thousands):

	For the Year Ending December 31,
	2024 (1)	2025	2026	2027	Total
Mobilization and contract preparation revenue	$(2,707)	$(1,336)	$(1,336)	$(1,271)	$(6,650)
Capital modification revenue	(2,324)	—	—	—	(2,324)
Blended rate/other revenue	(10,161)	(2,738)	—	—	(12,899)
Total	$(15,192)	$(4,074)	$(1,336)	$(1,271)	$(21,873)
(1)
Represents the six-month period beginning July 1, 2024.

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

3. Supplemental Financial Information

Unaudited Condensed Consolidated Balance Sheets Information

Accounts receivable, net of allowance for credit losses, consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Trade receivables	$197,169	$253,367
Insurance claim receivable (1)	21,693	—
Value added tax receivables	6,744	5,256
Related party receivables	96	155
Other	681	1,346
	226,383	260,124
Allowance for credit losses (2)	(5,715)	(5,801)
Total	$220,668	$254,323
(1)
See Note 8 “Ocean GreatWhite Insurance Claim” for a discussion of an insurance claim associated with an equipment incident on one of our rigs.
(2)
The allowance for credit losses at June 30, 2024 and December 31, 2023 represents our estimate of credit losses associated with our “Trade receivables” and “Current contract assets.” See Note 4 “Financial Instruments and Fair Value Disclosures” for a discussion of our concentrations of credit risk and allowance for credit losses.

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Collateral deposit	$13,735	$11,857
Deferred contract costs	10,571	20,552
Prepaid taxes	9,951	10,868
Rig spare parts and supplies	8,527	4,694
Prepaid insurance	5,215	3,437
Current contract assets	3,638	2,575
Software maintenance agreements and subscriptions	2,237	1,408
Prepaid rig costs	1,463	3,668
Deferred survey costs	1,401	1,418
Other	4,862	2,935
Total	$61,600	$63,412

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Rig operating costs	$47,364	$42,893
Contract advances	31,687	63,618
Payroll and benefits	29,972	35,215
Deferred revenue	18,592	12,634
Interest payable	11,700	13,013
Current operating lease liability	7,958	8,436
Accrued capital project/upgrade costs	6,221	10,766
Personal injury and other claims	5,487	7,391
Shorebase and administrative costs	4,890	5,699
Deposit for equipment sale	580	1,977
Other	276	1,694
Total	$164,727	$203,336

Unaudited Condensed Consolidated Statements of Cash Flows Information

Noncash operating, investing and financing activities excluded from the unaudited Condensed Consolidated Statements of Cash Flows and other supplemental cash flow information are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Accrued but unpaid capital expenditures at period end	$6,221	$12,209
Common stock withheld for payroll tax obligations (1)	1,317	734
Cash interest payments	25,460	19,352
Cash income taxes paid, net of (refunds):
Foreign	3,223	3,147
U.S. Federal	2,472	(5,744)
State	—	1

(1)
Represents the cost of 98,928 and 62,597 shares of common stock withheld to satisfy payroll tax obligations incurred as a result of the vesting of restricted stock and restricted stock units during the six-month periods ended June 30, 2024 and June 30, 2023, respectively, which is presented as a deduction from stockholders’ equity in “Treasury stock” in our unaudited Condensed Consolidated Balance Sheets.

4. Financial Instruments and Fair Value Disclosures

Concentrations of Credit Risk and Allowance for Credit Losses

Our credit risk arises primarily from trade receivables. The market for our services is the offshore oil and gas industry, and our customer base consists primarily of major and independent oil and gas companies, as well as government-owned oil companies. At June 30, 2024, we believed that we had potentially significant concentrations of credit risk due to the number of rigs we had contracted and our limited number of customers, as some of our customers have contracted for multiple rigs.

In general, before working for a customer with whom we have not had a prior business relationship and/or whose financial stability may be uncertain, we perform a credit review on that customer, including a review of its credit ratings and financial statements. Based on our credit review, we may require that the customer have a bank issue a letter of credit on its behalf, prepay for the services in advance or provide other credit enhancements. We currently have two customers for which prepayments are required and full payment is due prior to commencement of the contracts in the second half of 2024 and the beginning of 2025, respectively. At June 30, 2024, no amounts were owed by these two customers.

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

At June 30, 2024, $6.2 million in trade receivables were considered past due by 30 days or more, of which $5.5 million have been fully reserved. The remaining $0.7 million were less than a year past due and considered collectible. For purposes of calculating our current estimate of credit losses at June 30, 2024 and December 31, 2023, all trade receivables, except for those fully reserved, were deemed to be in a single risk pool based on their credit ratings at each respective period. Our total allowance for credit losses was $5.7 million and $5.8 million at June 30, 2024 and

December 31, 2023, respectively, including $0.3 million for each period related to our current estimate of credit losses under CECL. See Note 3 “Supplemental Financial Information — Unaudited Condensed Consolidated Balance Sheets Information.”

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

Assets and liabilities measured at fair value are summarized below (in thousands).

	June 30, 2024
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets (Liabilities) at Fair Value	Total Losses for Six Months Ended (2)
Recurring fair value measurements:
Short-term investments (1)	$79,866	$—	$—	$79,866	$—
Liability-classified restricted stock units (2)	$(1,511)	$—	$—	$(1,511)	$(243)

	December 31, 2023
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets (Liabilities) at Fair Value	Total Losses for Year Ended (2)
Recurring fair value measurements:
Short-term investments (1)	$92,308	$—	$—	$92,308	$—
Liability-classified restricted stock units (2)	$(1,259)	$—	$—	$(1,259)	$(252)

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

Our long-term debt is not measured at fair value on a recurring basis; however, under the GAAP fair value hierarchy, such indebtedness would be considered Level 2 liabilities. The fair value of the instrument was derived using valuation specialists at June 30, 2024 and December 31, 2023.

Fair values and related carrying values of our Second Lien Notes (as defined below in Note 6 “Long-Term Debt”) are shown below (in millions).

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Second Lien Notes	$575.2	$550.0	$562.6	$550.0

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

5. Drilling and Other Property and Equipment

Cost and accumulated depreciation of drilling and other property and equipment are summarized as follows (in thousands):

	June 30,	December 31,
	2024	2023
Drilling rigs and equipment	$1,290,755	$1,244,798
Finance lease right of use asset	174,571	174,571
Land and buildings	10,098	10,040
Office equipment and other	5,552	5,180
Cost	1,480,976	1,434,589
Less: accumulated depreciation	(341,174)	(278,221)
Drilling and other property and equipment, net	$1,139,802	$1,156,368

6. Long-Term Debt

At June 30, 2024 and December 31, 2023, the carrying value of our long-term debt, net of unamortized debt issuance costs, was comprised as follows (in thousands):

	June 30,	December 31,
	2024	2023
$550 Million Senior Secured Second Lien Notes due 2030	$534,480	$533,514

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

The Second Lien Notes were valued at par at issuance and were presented net of unamortized debt issuance costs of $15.5 million and $16.5 million, at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the effective interest rate on the Second Lien Notes was 9.10%.

Revolving Credit Agreement

Our revolving credit agreement provides for a $300.0 million senior secured revolving credit facility (or RCF), which is scheduled to mature on April 22, 2026. Borrowings under the RCF may be used to finance capital expenditures, pay fees, commissions and expenses in connection with the loan transactions, and for working capital and other general corporate purposes. Availability of borrowings under the RCF is subject to the satisfaction of certain conditions, including restrictions on borrowings if, after giving effect to any such borrowings and the application of the proceeds thereof, (i) the aggregate amount of Available Cash (as defined in the RCF) would exceed $125.0 million, (ii) the RCF Collateral Coverage Ratio (as defined in the RCF) would be less than 2.00 to 1.00 or (iii) the Total Collateral Coverage Ratio (as defined in the RCF) would be less than 1.30 to 1.00.

At June 30, 2024 and August 5, 2024, we had no borrowings outstanding under the RCF. As of August 5, 2024, approximately $300.0 million was available for borrowings under the RCF subject to its terms and conditions.

There is no capacity for the issuance of new letters of credit under the RCF, but the RCF permits us to obtain up to $50.0 million in letters of credit outside the RCF. We have obtained a separate $25.0 million letter of credit facility; however, letters of credit thereunder must be cash collateralized. During the second quarter of 2024, we utilized $1.9 million of this facility for the issuance of a letter of credit, which will expire in May 2025.

At June 30, 2024, we were in compliance with all covenants under the Second Lien Notes and the RCF.

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

Non-Income Tax and Related Claims. We have received assessments related to, or otherwise have exposure to, non-income tax items such as sales-and-use tax, value-added tax, ad valorem tax, custom duties, and other similar taxes in various taxing jurisdictions. We have determined that we have a probable loss for certain of these taxes and the related penalties and interest and, accordingly, have recorded a $10.9 million and $12.7 million liability at June 30, 2024 and December 31, 2023, respectively, in “Other liabilities” in our unaudited Condensed Consolidated Balance Sheets. We intend to defend these matters vigorously; however, the ultimate outcome of these assessments and exposures could result in additional taxes, interest and penalties for which the fully assessed amounts would have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Jones Act is a federal law that permits seamen to seek compensation for certain injuries during the course of their employment on a vessel and governs the liability of vessel operators and marine employers for the work-related injury or death of an employee. We engage outside consultants to assist us in estimating our aggregate liability for personal injury claims based on our historical losses and utilizing various actuarial models. We allocate a portion of the aggregate liability to “Accrued liabilities” based on an estimate of claims expected to be paid within the next twelve months with the residual recorded as “Other liabilities.” At June 30, 2024, our estimated liability for personal injury claims was $21.3 million, of which $15.9 million and $5.4 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. At December 31, 2023, our estimated liability for personal injury claims was $14.6 million, of which $7.4 million and $7.2 million were recorded in “Accrued liabilities” and “Other liabilities,” respectively, in our unaudited Condensed Consolidated Balance Sheets. The eventual settlement or adjudication of these claims could differ materially from our estimated amounts due to uncertainties such as:

•
the severity of personal injuries claimed;
•
significant changes in the volume of personal injury claims;
•
the unpredictability of legal jurisdictions where the claims will ultimately be litigated;
•
inconsistent court decisions; and
•
the risks and lack of predictability inherent in personal injury litigation.

Purchase Obligations. At June 30, 2024, we had no purchase obligations for major rig upgrades or any other significant obligations, except for those related to our direct rig operations, which arise during the normal course of business.

Services Agreement. In February 2016, we entered into a ten-year agreement with a subsidiary of Baker Hughes Company (formerly named Baker Hughes, a GE company) to provide services with respect to certain blowout preventer and related well control equipment (or Well Control Equipment) on our drillships. Such services include management of maintenance, certification and reliability with respect to such equipment. Future commitments under the contractual services agreements are estimated to be approximately $25.8 million annually. Total future commitments are projected to be $82.0 million in the aggregate over the remaining term of the agreement, including a $37.0 million commitment for the purchase of consumables and capital spare parts owned and controlled by the vendor at the end of the service arrangement.

In addition, we lease Well Control Equipment for our drillships under ten-year finance leases that commenced in 2016 that also include an option to purchase the leased equipment at the end of the respective lease term.

Letters of Credit and Other. As of June 30, 2024, an aggregate of $12.8 million in bonds and letters of credit had been issued on our behalf in connection with certain customs, tax assessment and tenant security deposit requirements. The entire amount had been cash collateralized as of June 30, 2024.

8. Ocean GreatWhite Insurance Claim

On February 1, 2024, the Ocean GreatWhite reported an equipment incident while located in the North Sea west of the Shetland Islands. The rig’s lower marine riser package (or LMRP) and deployed riser string unintentionally separated from the rig at the slip joint tensioner ring, and the LMRP and riser dropped to the seabed. We have recovered the LMRP from the seabed and the Ocean GreatWhite resumed operations under the rig’s drilling contract in early July 2024.

As of the date of this report, we have incurred $51.7 million of incremental recovery and repair costs related to the Ocean GreatWhite, including $4.2 million in capitalized costs. At June 30, 2024, we had retired assets with an aggregate net book value of $4.4 million as a result of the incident. We anticipate that the repairs and equipment replacement will be covered by our hull and machinery insurance policy and that all incremental costs, less our $10.0 million deductible, will be reimbursable under that policy. As of June 30, 2024, we had received insurance proceeds of $20.0 million. Our insurance receivable related to the claim was $21.7 million at June 30, 2024. However, we cannot fully predict the extent of such insurance coverage or the timing of such claims. In addition, we will be required to pay an additional loss premium of up to 3.5% of net insurance proceeds received, payable after the claim is closed and all proceeds known.

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

A reconciliation of the numerators and denominators of our basic and diluted EPS computations is summarized as follows (in thousands).

	Three Months Ended June 30,
	2024	2023
Net income – basic and diluted (numerator)	$9,327	$238,783
Weighted average shares – basic (denominator):	102,542	101,487
Dilutive effect of stock-based awards	2,546	2,749
Weighted average shares including conversions – diluted (denominator)	105,088	104,236

	Six Months Ended June 30,
	2024	2023
Net income – basic and diluted numerator	$20,939	$246,012
Weighted average shares – basic (denominator):	102,491	101,409
Dilutive effect of stock-based awards	2,436	2,682
Weighted average shares including conversions – diluted (denominator)	104,927	104,091

The computation of EPS for the three-month and six-month periods ended June 30, 2024 excluded non-vested stock-based awards of 335,614 shares and 309,798 shares, respectively, as the inclusion of such would have been antidilutive for the periods. The computation of EPS for the three-month and six-month periods ended June 30, 2023 excluded non-vested stock-based awards of 431,241 shares and 391,744 shares, respectively.

As of June 30, 2024, we had 7.5 million stock warrants outstanding (or Warrants) to purchase shares of our common stock that were exercisable for one share of common stock per Warrant at an exercise price of $29.22 (subject to adjustment). The Warrants are exercisable until they expire on April 23, 2026. The presumed exercise of these Warrants into shares of our common stock would have an antidilutive effect as the exercise price per warrant exceeded the average price of our common stock and they have been excluded from the computation of EPS for all periods presented.

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

Our drilling rigs are highly mobile and may be moved to other markets throughout the world in response to market conditions or customer needs. At June 30, 2024, our active drilling rigs were located offshore four countries in addition to the United States. Revenues by geographic area are presented by attributing revenues to the individual country where the services were performed during the periods presented, which may not be indicative of where the rigs are currently located.

The following tables provide information about disaggregated revenue by country (in thousands):

	Three Months Ended June 30, 2024
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$134,728	$5,459	$140,187
United Kingdom	34,535	1,833	36,368
Brazil	27,712	2,123	29,835
Senegal	23,388	—	23,388
Australia	19,866	3,242	23,108
Total	$240,229	$12,657	$252,886

	Six Months Ended June 30, 2024
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$281,203	$12,787	$293,990
United Kingdom	52,434	7,475	59,909
Brazil	49,958	—	49,958
Senegal	60,332	3,649	63,981
Australia	55,072	4,586	59,658
Total	$498,999	$28,497	$527,496

	Three Months Ended June 30, 2023
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$129,929	$8,531	$138,460
United Kingdom	59,841	4,592	64,433
Brazil	21,068	—	21,068
Senegal	53,864	2,527	56,391
Australia	288	923	1,211
Total	$264,990	$16,573	$281,563

	Six Months Ended June 30, 2023
	Total Contract Drilling Revenues	Revenues Related to Reimbursable Expenses	Total
United States	$234,510	$21,089	$255,599
United Kingdom	77,543	5,652	83,195
Brazil	41,728	—	41,728
Senegal	105,995	5,708	111,703
Australia	19,597	1,762	21,359
Total	$479,373	$34,211	$513,584

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements (including the notes thereto) included in Item 1 of Part I of this report, Item 1A, “Risk Factors”[1] included in our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A, “Risk Factors” in this report. References to “Diamond Offshore,” “Company,” “we,” “us” or “our” mean Diamond Offshore Drilling, Inc., a Delaware corporation, and its subsidiaries.

We provide contract drilling services to the energy industry around the globe with a fleet of 12 floater rigs (four owned drillships, seven owned semisubmersibles, including one semisubmersible that is held for sale, and one managed rig). See “– Market Overview.”

Recent Events

On June 9, 2024, Diamond Offshore Drilling, Inc. (or DODI) entered into an Agreement and Plan of Merger (or the Merger Agreement) with Noble Corporation plc, a public limited company incorporated under the laws of England and Wales (or Noble), Dolphin Merger Sub 1, Inc., a Delaware corporation and indirect wholly owned subsidiary of Noble (or Merger Sub 1) and Dolphin Merger Sub 2, Inc., a Delaware corporation and indirect wholly owned subsidiary of Noble (or Merger Sub 2). The Merger Agreement provides that, among other things and subject to the terms and conditions of the Merger Agreement, (1) Merger Sub 1 will merge with and into DODI, with DODI surviving as a wholly-owned indirect subsidiary of Noble (or the First Merger and the effective time thereof, the
First Merger Effective Time), and subsequently DODI, as the surviving entity in the First Merger, will merge with and into Merger Sub 2, with Merger Sub 2 surviving as an indirect wholly-owned subsidiary of Noble (or the Second Merger and the effective thereof, the Effective Time; and the First Merger together with the Second Merger, the Merger) and (2) at the First Merger Effective Time, each outstanding share of common stock of DODI (other than any Cancelled Shares and any Appraisal Shares (each as defined in the Merger Agreement)) will be converted into the right to receive the following consideration (or collectively, the Merger Consideration): (i) $5.65 in cash, without interest, payable to the holders of the DODI common stock, (ii) 0.2316 (or the Exchange Ratio) ordinary shares of Noble and (iii) any cash in lieu of fractional ordinary shares of Noble. The completion of the transaction is subject to shareholder and regulatory approvals and other customary closing conditions. See Part II, Item IA, “Risk Factors” for a discussion of certain risks related to the Merger.

Market Overview

Oil commodity prices remained elevated above their 5-year average during the second quarter of 2024, primarily as a result of continued OPEC+ supply restraint, muted production growth in the United States, moderate growth in oil demand and expanding manufacturing trends in the United States and China signaling global economic improvements. Oil and natural gas benchmark prices are expected to remain volatile for the near term as geopolitical uncertainty resulting from conflicts in Russia/Ukraine and the Middle East along with the global level of economic activity may continue to affect supply and demand. Brent crude prices reached the high $80-per-barrel range in mid-July 2024, which represents an approximate 11% increase since July 2023, according to pricing data published by the U.S. Energy Information Administration. Commodity prices are expected to remain at levels that are supportive of investment in deepwater exploration and development projects. As of mid-July 2024, dated Brent crude oil prices for the remainder of 2024 and 2025 were in the high $70 to low $80-per-barrel range according to industry data.

In the second quarter of 2024, growth in offshore upstream capital expenditures continued to be supported by strong cash flows realized by oil and gas companies, continued expectations for growing demand, and breakeven development and production costs well below current oil price forecasts. According to industry reports, analysts expect offshore upstream capital expenditures to increase approximately 5% annually, on average, from 2024 to 2027, rising to more than $250 billion by 2027, with greenfield projects growing to approximately 59% of the capital expenditure total.

During the second quarter of 2024, the positive dynamics of increased offshore spending, coupled with the growing trend in long-cycle developments, production capacity expansions and exploration and appraisal activities, continued to drive growth in demand for floating drilling rigs. According to data from S&P Global, outstanding demand from floating rig tenders was approximately 68 rig years in mid-July 2024, compared to 47 rig years a year earlier, marking an increase of more than 43%. Most of this demand is concentrated in the deepwater and ultra-deepwater regions of the Gulf of Mexico, Brazil and West Africa, which are areas where we currently operate a portion of our fleet. The improvement in contracting activity has pushed dayrates for ultra-deepwater drilling rigs into the high $400,000 to low $500,000 per day range for term contracts.

During the same period, offshore spending demand in the UK sector softened due to the continuation of the Energy Profits Levy affecting production in the region along with political uncertainty associated with the parliamentary elections.

The current robust deepwater dayrate market, combined with anticipated growth in upstream capital spending, continues to drive further increases in rig demand and improves the economics for rig reactivations. However, supply chain constraints and inflationary pressures could limit the pace at which these additional rigs could return to the market. Some analysts estimate that the average time for rig reactivations is approximately 12 to 18 months, with costs approaching $100 million for idle rigs and $350 million for stranded rigs. The current inventory of idle rig capacity has decreased significantly, and the owners of this remaining capacity have so far exhibited capital discipline as it relates to reactivation investments; however, the market could be adversely affected by the re-entry of this limited idle capacity.

Despite policy tightening by major central banks and a moderating pace of world economic expansion, inflationary pressures have generally remained elevated in the industry sector, though recent trends indicate possible moderation in some areas. Continued inflation may result in upward pressure on operating expenses for offshore drillers.

In addition to market factors, during the second quarter of 2024, customer capital allocation decisions have continued to affect demand for our services. Customer investment mixes over time, coupled with energy demand and regulatory measures, could adversely impact demand for offshore drilling services in the long term. Notwithstanding this possibility, during the second quarter, global energy demand continued on pace and energy supply growth remained constrained. We expect increased investment in both traditional and renewable sources of energy to be required in the future, some of which we expect to be invested in finding and producing hydrocarbons in the offshore segment. Continued investment in renewable energy is resulting in this sector satisfying a growing percentage of total energy demand. Growth of renewable and other non-hydrocarbon energy sources may effect demand for our services over time. Industry experts continue to expect the world's demand for energy will increase and that hydrocarbons will continue to serve a major role in meeting the world's energy needs for the foreseeable future.

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

The following table reflects our contract drilling backlog as of July 1, 2024 (based on information available at that time), January 1, 2024 (the date reported in our Annual Report on Form 10-K for the year ended December 31, 2023), and July 1, 2023 (the date reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023) (in millions).

	July 1, 2024(2)	January 1, 2024	July 1, 2023
Contract Drilling Backlog (1)	$2,033	$1,424	$1,580

(1)
Includes contract backlog of $20.7 million, $117.6 million and $183.7 million at July 1, 2024, January 1, 2024 and July 1, 2023, respectively, attributable to customer drilling contracts secured for rigs managed, but not owned, by us. We entered into the drilling contracts directly with the customer and will receive and recognize revenue under the terms of the contract. The marketing arrangements for each of those managed rigs were terminated in 2023, and the charter agreement for the West Auriga was terminated in February 2024. We received notice of termination of the management agreement for the West Vela in April 2024, which became effective in July 2024. The termination of the management agreement had no effect on the bareboat charter agreement for the West Vela, which will continue in accordance with its terms until the completion of the rig’s existing drilling contract and any option periods.
(2)
Includes $12.6 million in contract backlog for a contract signed for the Ocean BlackRhino in April 2024. In July 2024, the customer notified us of its decision to exercise its option to terminate the contract early. In accordance with the contract, we are entitled to retain $8.0 million in prepaid customer deposits as an early termination fee.

The following table reflects the amount of revenue related to our contract drilling backlog by year as of July 1, 2024 (in millions).

	For the Year Ending December 31,
	Total	2024 (1)	2025 (3)	2026	2027	2028
Contract Drilling Backlog (2)	$2,033	$457	$755	$628	$190	$3

(1)
Represents the six-month period beginning July 1, 2024.
(2)
Includes contract backlog of $20.7 million for the remainder of 2024, attributable to a customer drilling contract secured for the managed rig West Vela under an arrangement with an offshore drilling company (or the MMSA) whereby we previously provided management services for the rig.
(3)
Includes $12.6 million in total contract value for a contract signed for the Ocean BlackRhino in April 2024. In July 2024, the customer notified us of its decision to exercise its option to terminate the contract early. In accordance with the contract, we are entitled to retain $8.0 million in prepaid customer deposits as an early termination fee.

The following table reflects the percentage of rig days per year committed as of July 1, 2024. The percentage of rig days committed is calculated as the ratio of total days committed under contracts, as well as scheduled shipyard, survey and mobilization days for all rigs in our fleet, to total available days (number of rigs, including cold-stacked rigs and rigs held for sale, multiplied by the number of days in a particular year).

	For the Year Ending December 31,
	2024 (1)	2025	2026	2027	2028
Percentage of Rig Days Committed (2)	90%	62%	51%	23%	<1%

(1)
Represents the six-month period beginning July 1, 2024.
(2)
As of July 1, 2024, includes approximately 150 and 25 rig days currently known and scheduled for shipyard projects, including capital upgrades, surveys and contract preparation activities for the remainder of 2024 and 2025, respectively.

Important Factors That May Impact Our Operating Results, Financial Condition or Cash Flows

Regulatory Surveys and Planned Downtime. We perform certain regulatory inspections, which we refer to as a special survey, that are due every five years for most of our rigs and an intermediate survey, which is performed every two-and-one-half years, for our North Sea rigs. Our operating income is negatively impacted when we perform these required regulatory surveys due to planned downtime during the inspection period. Our operating income is also reduced by planned downtime for upgrades, contract preparation and mobilization of rigs; however, in some cases, we may be compensated for all or a portion of this downtime. During the remainder of 2024, we expect to incur approximately 150 days of planned downtime, including approximately (i) 100 days for a shipyard project, as well as mobilization and demobilization activities for the Ocean BlackRhino; (ii) 25 days for the Ocean Endeavor’s blowout preventer recertification; (iii) 20 days for the Ocean BlackHornet’s special survey; and (iv) five days for the Ocean GreatWhite’s lower marine riser package (or LMRP) recovery and recertification. During 2025, we expect to incur approximately 45 days of planned downtime, including approximately (i) 20 days for the Ocean Endeavor’s blowout preventer recertification, (ii) 20 days for the Ocean BlackLion’s special survey and (iii) 5 days for the Ocean Apex’s mobilization. We can provide no assurance as to the exact timing and/or duration of downtime associated with regulatory inspections, repairs, contract preparation, rig mobilizations and other shipyard projects. See “ — Contract Drilling Backlog.”

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

Our operating results for contract drilling services are dependent on three primary metrics or key performance indicators: revenue-earning (or R-E) days, rig utilization and average daily revenue. We believe that R-E days provide a comparative measurement of the activity level of our fleet, rig utilization is an indicator of our ability to secure work for and the operational efficiency of our fleet and average daily revenue provides a comparative measure for our revenue-earning performance. We utilize these performance indicators in the review of our business and operating results and believe these are useful metrics for investors to utilize in evaluating our performance. The tables presented below include these three key performance indicators and other comparative data relating to our revenues and operating expenses for the respective periods (in thousands, except days, daily amounts and percentages) for the three-month periods ended June 30, 2024 and March 31, 2024 and the six-month periods ended June 30, 2024 and June 30, 2023.

Results for the Three-Month Periods Ended June 30, 2024 and March 31, 2024

	Three Months Ended
	June 30,	March 31,
	2024	2024
Revenue-Earning Days (1)	756	849
Utilization (2)	69%	68%
Average daily revenue (3)	$317,800	$305,000

Revenues:
Contract drilling	$240,229	$258,770
Revenues related to reimbursable expenses	12,657	15,840
Total revenues	252,886	274,610
Operating expenses:
Contract drilling, excluding depreciation	164,461	184,205
Reimbursable expenses	12,333	15,266
Depreciation	31,698	31,354
General and administrative	23,219	18,576
(Gain) loss on disposition of assets	(7,106)	3,396
Total operating expenses	224,605	252,797
Operating income	28,281	21,813
Other income (expense):
Interest income	1,966	1,774
Interest expense	(15,061)	(15,346)
Foreign currency transaction (loss) gain	(13)	231
Other, net	1,605	(71)
Income before income tax (expense) benefit	16,778	8,401
Income tax (expense) benefit	(7,451)	3,211
Net income	$9,327	$11,612

(1)
An R-E day is defined as a 24-hour period during which a rig earns a dayrate after commencement of operations and excludes mobilization, demobilization and contract preparation days.
(2)
Utilization is calculated as the ratio of total R-E days divided by the total calendar days in the period for all rigs in our fleet (including managed, cold-stacked, and held for sale rigs).
(3)
Average daily revenue is defined as total contract drilling revenue for all of the rigs in our fleet (including managed rigs) per R-E day.

Three Months Ended June 30, 2024 Compared to Three Months Ended March 31, 2024

Contract Drilling Revenue. Contract drilling revenue decreased $18.5 million during the three months ended June 30, 2024 compared to the three months ended March 31, 2024, primarily due to a 93-day decrease in R-E days ($27.4 million), partially offset by higher average daily revenue earned ($8.9 million).

R-E days decreased during the second quarter of 2024, primarily due to termination of the managed services agreement and charter of the West Auriga (60 fewer R-E days) and downtime for repairs to the Ocean GreatWhite related to an equipment incident (30 fewer R-E days), both of which occurred in the first quarter of 2024, and additional warm stacked days between contracts for the Ocean Patriot (17 fewer R-E days). The decrease in R-E days was partially offset by an aggregate net increase in R-E days for the other rigs in our fleet (14 incremental R-E days).

The increase in average daily revenue during the second quarter of 2024, compared to the first quarter of 2024 was primarily due to performance bonuses earned by our operations in Senegal.

Contract drilling expense, excluding depreciation. Contract drilling expense, excluding depreciation, decreased $19.7 million during the second quarter of 2024, compared to the first quarter of 2024. The decrease was primarily due to the absence of costs for the West Auriga as a result of the termination of its charter in the first quarter of 2024 ($19.7 million) and non-recoverable expense (or a portion of an insurance deductible) in the first quarter of 2024 and the recovery of prior period expense, both of which related to the equipment incident on the Ocean GreatWhite ($18.7 million). The decrease in contract drilling expense, excluding depreciation, was partially offset by an aggregate net increase in expense for the other rigs in our fleet ($18.7 million), which included higher costs for repairs and maintenance, equipment rentals and integrated services provided to our customers.

General and administrative. General and administrative expense for the second quarter of 2024 increased $4.6 million compared to the first quarter of 2024, primarily due to professional fees incurred in connection with the proposed Merger.

(Gain) Loss on disposition of assets. We recorded a net gain on disposition of assets that was $10.5 million higher for the second quarter of 2024, compared to the first quarter of 2024. In April 2024, we disposed of the Ocean Monarch and recognized a net gain on the sale ($6.4 million). Additionally, the increased net gain was due to the absence in the second quarter of 2024 of a loss on disposition of assets associated with the equipment incident on the Ocean GreatWhite recognized during the first quarter of 2024 ($3.4 million).

Income Tax Benefit. We estimate our annual effective tax rate (or AETR) for continuing operations in recording our interim quarterly income tax provision, considering the various jurisdictions in which we operate. We exclude discrete tax adjustments from the computation of the AETR and record such adjustments in the quarter in which they occur.

We recorded a net income tax expense of $7.5 million for the three months ended June 30, 2024. For the three months ended March 31, 2024, we recorded a net income tax benefit of $3.2 million, inclusive of a $12.2 million tax benefit resulting from the revaluation of unrecognized tax benefits denominated in the Egyptian pound. The higher effective tax rate for the three months ended June 30, 2024 reflects the mix of pre-tax income and loss across jurisdictions and increased profitability in the jurisdictions in which our rigs are currently operating. Additionally, the higher effective tax rate for the quarter ended June 30, 2024 reflects stabilization of the Egyptian pound.

Results for the Six-Month Periods Ended June 30, 2024 and June 30, 2023

	Six Months Ended
	June 30,	June 30,
	2024	2023
Revenue-Earning Days	1,602	1,676
Utilization	69%	66%
Average daily revenue	$311,400	$286,000

Revenues:
Contract drilling	$498,999	$479,373
Revenues related to reimbursable expenses	28,497	34,211
Total revenues	527,496	513,584
Operating expenses:
Contract drilling, excluding depreciation	348,665	386,436
Reimbursable expenses	27,599	32,792
Depreciation	63,052	55,812
General and administrative	41,796	36,409
Gain on disposition of assets	(3,710)	(3,146)
Total operating expenses	477,402	508,303
Operating income	50,094	5,281
Other income (expense):
Interest income	3,740	12
Interest expense	(30,407)	(24,795)
Foreign currency transaction gain (loss)	218	(3,239)
Other, net	1,534	(17)
Income (loss) before income tax (expense) benefit	25,179	(22,758)
Income tax (expense) benefit	(4,240)	268,770
Net income	$20,939	$246,012

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Contract Drilling Revenue. Contract drilling revenue increased $19.6 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to higher average daily revenue earned ($40.8 million). The increase in revenue was partially offset by a 74-day decrease in R-E days ($21.2 million).

Average daily revenue for the six months ended June 30, 2024 increased, compared to the prior year period, primarily due to higher dayrates earned under new contracts that commenced in the fourth quarter of 2023 for several rigs. Additionally, the average daily revenue was favorably impacted by performance bonuses for our operations in Senegal earned during the six months ended June 30, 2024.

R-E days during the six months ended June 30, 2024 decreased, compared to the prior year period, primarily due to the termination of the management and charter agreement of the West Auriga in February 2024 (114 fewer R-E days), downtime for repairs to the Ocean GreatWhite (60 fewer R-E days), the stacking of rigs between contracts (34 fewer R-E days) and incremental unpaid nonproductive days across our fleet (37 fewer R-E days). The decrease in R-E days was partially offset by incremental operating days for the Ocean Apex and Ocean Endeavor (171 incremental R-E days), both of which completed shipyard projects in 2023.

Contract drilling expense, excluding depreciation. Contract drilling expense, excluding depreciation, decreased $37.8 million during the six months ended June 30, 2024, compared to the prior year period, primarily due to a reduction in contract drilling expense, including charter costs for the West Auriga ($36.5 million), as a result of the termination of the managed services agreement and rig charter, lower contract drilling expense across our fleet ($18.8 million), which reflected the absence of costs associated with the Ocean Apex’s shipyard in 2023 and lower costs for mobilization of rigs, and reduced costs associated with cold-stacked rigs ($4.1 million). The decrease in contract drilling expense during the six months ended June 30, 2024 was partially offset by the higher charter and operating expense for the West Vela ($14.0 million) and non-recoverable expense (or a portion of the insurance deductible) associated with the LMRP equipment incident on the Ocean GreatWhite ($7.6 million).

Depreciation expense. Depreciation expense increased $7.2 million during the six months ended June 30, 2024, compared to the prior year period, primarily due to a higher depreciable asset base in the first six months of 2024, compared to the prior year period.

General and administrative. General and administrative expense increased $5.4 million during the six months ended June 30, 2024, compared to the prior year period, primarily due to professional fees associated with the proposed Merger.

Interest Expense. Interest expense increased $5.6 million during the six months ended June 30, 2024, compared to the prior year period, primarily due to higher average debt outstanding compared to the prior year period. Interest expense for the first half of 2024 included $24.3 million in expense related to our $550.0 million aggregate principal amount of senior secured second lien notes (or the Second Lien Notes), which were issued in September 2023 and bear interest at 8.5%, and the amortization of associated debt issuance costs. Additionally, interest expense for the first half of 2024 included $4.2 million in interest related to finance leases. During the first half of 2023, we incurred interest expense of $19.9 million on weighted average debt outstanding of approximately $363.3 million at an average interest rate of 9.5%, in addition to amortization of associated debt issuance costs and debt premium. Additionally, interest expense for the first half of 2023 included $4.7 million related to finance leases.

Income Tax (Expense) Benefit. We recorded a net income tax expense of $4.2 million for the six months ended June 30, 2024, inclusive of a $12.5 million tax benefit on the revaluation of unrecognized tax benefits in Egypt due to the significant weakening of the Egyptian pound. For the six months ended June 30, 2023, we recorded a net income tax benefit of $268.8 million. The variation in the effective tax rate for the six months ended June 30, 2024 was the result of the mix of pre-tax income and loss across jurisdictions and increased profitability in jurisdictions in which rigs were operating.

Liquidity and Capital Resources

We have available a revolving credit agreement, which provides for a $300.0 million senior secured revolving credit facility (or the RCF). The RCF is scheduled to mature on April 22, 2026. See Note 6 “Long-Term Debt” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of our RCF.

At August 5, 2024, we had no borrowings outstanding under the RCF and the entire $300.0 million was available for borrowings under the RCF subject to its terms and conditions. However, the availability of borrowings under the RCF is subject to the satisfaction of certain conditions as specified in our revolving credit agreement, including restrictions on borrowings.

There is no capacity for the issuance of letters of credit under the RCF, but the RCF permits us to obtain up to $50.0 million in letters of credit outside the RCF. We have obtained a separate $25.0 million letter of credit facility; however, letters of credit under the facility must be cash collateralized. As of August 5, 2024, we utilized $1.9 million of this facility for the issuance of a letter of credit, which is scheduled to expire in May 2025.

Historically, we have relied on our cash flows from operations and cash reserves to meet our liquidity needs, which primarily include funding of our working capital requirements and capital expenditures, as well as the servicing of our debt repayments and interest payments. As of August 5, 2024, all of our rigs, excluding our managed rig, are owned and operated, directly or indirectly, by Diamond Foreign Asset Company (or DFAC). Our management has determined that we will permanently reinvest foreign earnings, which restricts the ability to utilize cash flows of DFAC on a company-wide basis. To the extent possible, we expect to utilize the operating cash flows and cash reserves of DFAC and the operating cash flows available to and cash reserves of Diamond Offshore Drilling, Inc. to meet each respective entity's working capital requirements and capital commitments.

From time to time, based on market conditions and other factors, we may seek to repay, refinance or restructure all or a portion of our outstanding indebtedness or otherwise enter into transactions regarding our capital structure to obtain more favorable terms, enhance flexibility in conducting our business, increase liquidity or otherwise. We regularly evaluate capital markets to consider future opportunities for enhancements of our capital structure and may opportunistically pursue financing transactions to optimize our capital structure. Our ability to access the capital markets by issuing debt or equity securities will be dependent on the contractual restriction under the Noble Merger Agreement, our results of operations, our current financial condition, current credit ratings, current market conditions and other factors beyond our control, and there can be no assurance that we would be able to complete any such offering of securities.

As of July 1, 2024, our contractual backlog was approximately $2.0 billion. At June 30, 2024, we had cash of $178.0 million, including $12.4 million that is subject to restrictions.

Sources and Uses of Cash

Cash Flows and Cash Expenditures

For the six-month period ended June 30, 2024, our operating activities generated cash of $89.9 million. Cash receipts from contract drilling services ($569.1 million) were partially offset by cash expenditures for contract drilling, shorebase support, and general and administrative costs ($479.2 million).

Cash outlays for capital expenditures during the first half of 2024 aggregated $51.3 million, primarily related to long-lead items related to the Ocean BlackRhino’s managed pressure drilling upgrade planned for the fourth quarter of 2024 and our ongoing capital maintenance and improvement program. We also paid $8.9 million in connection with our finance lease obligations for well control equipment on our four owned drillships.

For the six-month period ended June 30, 2023, our operating activities generated cash of $10.7 million. Cash receipts from contract drilling services ($486.9 million) were partially offset by cash expenditures for contract drilling, shorebase support, and general and administrative costs ($476.2 million).

Cash outlays for capital expenditures during the first half of 2023 aggregated $59.0 million, primarily related to shipyard projects for the Ocean Endeavor, Ocean GreatWhite, Ocean Apex and Ocean BlackHawk. During the first six months of 2023, we borrowed a net $5.0 million under the RCF and made payments in connection with finance lease obligations aggregating $10.5 million related to well control equipment on our owned drillships.

Ocean GreatWhite Equipment Incident

On February 1, 2024, the Ocean GreatWhite, reported an equipment incident while located in the North Sea west of the Shetland Islands. The rig’s LMRP and deployed riser string unintentionally separated from the rig at the slip joint tensioner ring and the LMRP and riser dropped to the seabed. We have recovered the LMRP from the seabed and the Ocean GreatWhite resumed operations under the rig’s drilling contract in early July 2024.

We anticipate that the repairs and equipment replacement associated with the equipment incident will be covered by our hull & machinery insurance policy and that all incremental costs, less our $10.0 million deductible, will be reimbursable under that policy. In addition, we carry loss-of-hire insurance on the Ocean GreatWhite to cover a portion of lost cash flow under certain circumstances. After a 60-day waiting period, our loss-of-hire insurance provides $150,000 per day, for up to 180 days, for each day of lost revenue as a result of a covered property loss claim. As of the date of this report, we estimate that we will be entitled to approximately 90 days of loss-of-hire insurance recovery, none of which has been included in our financial results to date. Additionally, we estimate the cash flow impact of direct and incremental recovery, repairs and maintenance costs, and replacement capital expenditures, offset by loss-of-hire insurance, to be approximately $25.0 million to $30.0 million as of the date of this report. However, we cannot fully predict the extent of such insurance coverage or the timing of such claims.

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

Other Obligations

As of June 30, 2024, the amount of total net unrecognized tax benefits related to uncertain tax positions that could result in a future cash payment was $38.1 million. Due to the high degree of uncertainty regarding the timing of future cash outflows associated with the liabilities recognized in these balances, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authorities.

Other Commercial Commitments - Letters of Credit

See Note 7 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report for a discussion of certain of our other commercial commitments.

Forward-Looking Statements

We or our representatives may, from time to time, either in this report, in periodic press releases or otherwise, make or incorporate by reference certain written or oral statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (or the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (or the Exchange Act). All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain or be identified by the words “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate,” “believe,” “should,” “could,” “would,” “may,” “might,” “will,” “will be,” “will continue,” “will likely result,” “project,” “forecast,” “budget” and similar expressions. In addition, any statement concerning future financial performance (including, without limitation, future revenues, earnings or growth rates), ongoing business strategies or prospects, the proposed business combination between the Company and Noble pursuant to the Merger Agreement, and possible actions taken by or against us, which may be provided by management, are also forward-looking statements as so defined. Statements made by us in this report that contain forward-looking statements may include, but are not limited to, information concerning our possible or assumed future results of operations and statements about the following subjects:

•
the risk that regulatory approvals are not obtained or are obtained subject to conditions that are not anticipated by the Company;

•
uncertainties as to whether the Merger transactions will be consummated on the anticipated timing or at all, or if consummated, will achieve the anticipated economic benefits;
•
the possibility that any of the anticipated benefits and projected synergies of the Merger transactions will not be realized or will not be realized within the expected time period;
•
Noble’s ability to integrate the Company’s operations in a successful manner and in the expected time period;
•
the effect of the pendency or completion of the Merger transactions on the parties’ business relationships and business generally;
•
risks that the Merger transactions disrupt current plans and operations of the Company, as well as the risk of disruption of our management and business during the pendency of, or following, the Merger transactions;
•
potential litigation relating to the Merger transactions that could be instituted against the Company or our directors or officers;
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
•
impacts of public health risks, including epidemics or pandemics, and any related actions taken by businesses and governments affecting the offshore drilling industry or our business, operations, supply chain and personnel, financial condition, results of operations, cash flows or liquidity;
•
Environmental, social and governance (ESG) trends, practices and related matters;
•
tax planning and effects of the Inflation Reduction Act;
•
changes in tax laws and policies or adverse outcomes resulting from examination of our tax returns;
•
contractual obligations related to our well control equipment services agreement and potential exercise of the purchase option at the end of the original lease term;
•
the MMSA and charter with an offshore drilling company;
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

These types of statements are based on current expectations about future events and inherently are subject to a variety of assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those expected, projected or expressed in forward-looking statements. These risks and uncertainties include, among others, those described or referenced in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A, “Risk Factors” in this report.

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

Interest Rate Risk. From time to time, we may have exposure to interest rate risk on our debt instruments that may arise from changes in the level or volatility of interest rates. As of June 30, 2024, we had no variable rate debt outstanding. Our Second Lien Notes have been issued at fixed rates, and as such, interest expense would not be impacted by interest rate shifts.

There were no other material changes in our market risk components for the six months ended June 30, 2024. See “Quantitative and Qualitative Disclosures About Market Risk” included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

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

Our Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO) participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

There were no changes in our internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our second fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Information related to certain legal proceedings is included in Note 7 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report, which is incorporated herein by reference.

ITEM 1A. Risk Factors.

Due to the announced Merger with Noble, there have been material changes to the risk factors included in Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. For a complete discussion of the Company’s risk factors, refer to Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and the following additional risk factors relating to the Merger with Noble, the Merger Agreement, the transactions contemplated by the Merger Agreement and the Company’s related special meeting of stockholders (or, collectively, the transactions):

Failure to complete the transactions in a timely manner or at all could have adverse effects on the market value, trading price and/or the future business results and financial condition of the Company.

If the transactions are not completed, the ongoing business, financial condition, financial results and stock price of the Company may be adversely affected. Without realizing any of the benefits of having completed the transactions, we may be subject to a number of risks, including the following:

•
the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the transactions will be completed;
•
we could owe a termination fee of $60,000,000 to Noble if the Merger Agreement is terminated under certain circumstances;
•
we could owe a no vote termination fee of $16,500,000 to Noble if the Merger Agreement is terminated after the special meeting has concluded and the Diamond Offshore stockholder approval has not been obtained;
•
if the Merger Agreement is terminated and the Noble board or the Diamond Offshore board seeks another business combination, Diamond Offshore stockholders cannot be certain that the Company will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that the other party has agreed to in the Merger Agreement;
•
time and resources committed by our management team to matters relating to the transactions could otherwise have been devoted to pursuing other beneficial opportunities;
•
we may experience negative reactions from the financial markets or from our customers, suppliers, business partners or employees;
•
we will incur costs relating to the transactions, such as legal, accounting, financial advisor and other fees and expenses, of which, many such costs will be due and payable whether or not such transactions are completed; and
•
litigation related to any failure to complete the transactions or related to any enforcement proceeding commenced against Noble and/or us to perform our respective obligations pursuant to the Merger Agreement.

The materialization of any of these risks could adversely impact our ongoing business, financial condition, financial results and the price of our common stock. Similarly, delays in the completion of the transactions could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the transactions.

We are subject to business uncertainties and contractual restrictions while the proposed transactions are pending, which could adversely affect our business and operations.

In connection with the pendency of the transactions, it is possible that some customers, suppliers and other persons with whom we or Noble have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us or Noble as a result of the pendency of the transactions. In addition, the Merger Agreement restricts us and Noble, without the other’s consent, from making certain acquisitions and taking other specified actions until the transactions close or the Merger Agreement terminates. These restrictions may prevent us or Noble from pursuing otherwise attractive business opportunities and making other changes to our and their businesses before completion of the transactions or termination of the Merger Agreement.

Uncertainties associated with the transactions may cause a loss of management personnel and other key employees, and the Company and Noble may be unable to attract or retain management personnel and other key employees during the pendency of the transactions.

The Company and Noble are dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The success of Noble after the completion of the transactions will depend in part upon the ability of Noble and the Company to attract, motivate and retain key management personnel and other key employees. In connection with the pending transactions, our and Noble’s current and prospective employees may experience uncertainty about their future roles with Noble following completion of the transactions, which may materially adversely affect our and Noble’s ability to attract, motivate and retain management personnel and other key employees during the pendency of the transactions. Furthermore, we and Noble may incur costs in our respective efforts to retain management personnel and other key employees prior to and after the completion of the transactions. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Noble following completion of the transactions. Accordingly, no assurance can be given that we and Noble will be able to retain management personnel and other key employees to the same extent that we and Noble have been able to in the past.

The combined company may not achieve the intended benefits and the transactions may disrupt Noble’s current plans or operations.

There can be no assurance that Noble will be able to successfully integrate our assets or otherwise realize the expected benefits of the transactions (including annual pre-tax cost synergies). Difficulties in integrating the Company into Noble may result in Noble performing differently than expected, in operational challenges or in the failure to realize anticipated synergies and efficiencies in the expected time frame or at all, including annual pre-tax cost synergies of approximately $100 million, in which case the transactions may not be accretive to earnings per share, may not improve Noble’s balance sheet position, may not enhance Noble’s ability to deliver and may not generate additional free cash flow. The integration of the two companies may result in material challenges, including the diversion of management’s attention from ongoing business concerns; retaining key management and other employees; retaining or attracting business and operational relationships; the possibility of faulty assumptions underlying expectations regarding the integration process and associated expenses; consolidating corporate and administrative infrastructures and eliminating duplicative operations; coordinating geographically separate organizations; unanticipated issues in integrating information technology, communications and other systems; as well as potential unknown liabilities, unforeseen expenses relating to integration, or delays associated with the acquisition.

Potential litigation against Noble and the Company could result in substantial costs, an injunction preventing the completion of the transactions and/or a judgment resulting in the payment of damages.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is unsuccessful, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

Stockholders of Diamond Offshore may file lawsuits against Diamond Offshore and/or the directors and officers of the Company in connection with the transactions. These lawsuits could prevent or delay the completion of the transactions and result in significant costs to us, including any costs associated with the indemnification of our directors and officers. There can be no assurance that any of the defendants will be successful in the outcome of any potential lawsuits.

Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the transactions, then that injunction may delay or prevent the transactions from being completed, or from being completed within the expected time frame, which may adversely affect our business, financial position and results of operations.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the transactions, which could discourage a potential competing acquirer from making a favorable alternative proposal.

The Merger Agreement contains certain provisions that restrict our ability to initiate, solicit, knowingly encourage or knowingly facilitate or, subject to certain exceptions, engage in, discussions or negotiations with respect to, or, subject to certain exceptions, approve or recommend, any alternative proposal. Further, even if the Diamond Offshore board withdraws or qualifies its recommendation with respect to the adoption of the Merger Agreement, unless the Merger Agreement has been terminated in accordance with its terms, we will still be required to hold the special meeting for the purpose of obtaining the Diamond Offshore stockholder approval.

The transactions are subject to conditions, some or all of which may not be satisfied or completed on a timely basis, or at all. The Merger Agreement may be terminated in accordance with its terms if such conditions are not completed.

The completion of the transactions is subject to a number of conditions, including, among others, (i) the receipt of the Diamond Offshore stockholder approval, (ii) the receipt of any regulatory approvals required to consummate the First Merger, (iii) the absence of any order or law prohibiting consummation of the transactions, (iv) the absence of any material adverse effect on Diamond Offshore or Noble since the date of the Merger Agreement, (v) the effectiveness of the registration statement of which the proxy statement for the Company’s special meeting of stockholders forms a part and (vi) the authorization for listing on the New York Stock Exchange of the Noble ordinary shares to be issued in connection with the First Merger. These conditions make the completion and timing of the transactions uncertain.

In addition, if the transactions are not completed by June 9, 2025, or, in certain instances, on or before June 9, 2026, either Noble or Diamond Offshore may choose not to proceed with the transactions by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time. Further, either Noble or Diamond Offshore may elect to terminate the Merger Agreement in certain other circumstances.

The Exchange Ratio is fixed and will not be adjusted in the event of fluctuations in the market price of Noble ordinary shares or shares of Diamond Offshore common stock.

Upon completion of the First Merger, each share of Diamond Offshore common stock will be converted into the right to receive $5.65 in cash without interest, and 0.2316 of validly issued, fully paid and non-assessable Noble ordinary shares. This Exchange Ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either Noble ordinary shares or Diamond Offshore common stock between the date of the Merger Agreement and the First Merger Effective Time. Due to the fixed Exchange Ratio, fluctuations in the price of Noble ordinary shares will drive corresponding changes in the value of the Merger Consideration payable to each Diamond Offshore stockholder. As a result, changes in the price of Noble ordinary shares prior to the completion of the First Merger will affect the market value that Diamond Offshore stockholders will become entitled to receive at the First Merger Effective Time. Changes in the price of Noble ordinary shares or Diamond Offshore common stock could result from changes in the business, operations or prospects of Noble or Diamond Offshore prior to or following the completion of the First Merger, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of Noble or Diamond Offshore, including, among other things, a decline in the price of oil or gas, a reduction in demand for oil and gas products, increased regulation of drilling and production and a number of other factors beyond the companies’ control.

The transactions are subject to regulatory approvals, and regulatory authorities may impose conditions that could delay, prevent or increase the costs associated with completion of the transactions.

The completion of the transactions is subject to a number of conditions, including, among others, (i) the receipt of Diamond Offshore stockholder approval, (ii) the receipt of any regulatory approvals required to consummate the First Merger, (iii) the absence of any order or law prohibiting consummation of the transactions, (iv) the absence of any material adverse effect on the Company or Noble since the date of the Merger Agreement, (v) the effectiveness of the registration statement of which this proxy statement/prospectus forms a part and (vi) the authorization for listing on the NYSE of the Noble ordinary shares to be issued in connection with the First Merger. These conditions make the completion and timing of the transactions uncertain.

In addition, if the transactions are not completed by June 9, 2025, or, in certain instances, on or before June 9, 2026, either Noble or the Company may choose not to proceed with the transactions by terminating the Merger Agreement, and the parties can mutually decide to terminate the Merger Agreement at any time. Further, either Noble or the Company may elect to terminate the Merger Agreement in certain other circumstances.

The Noble ordinary shares to be received by Diamond Offshore stockholders upon completion of the First Merger will have different rights from shares of Diamond Offshore common stock due to the difference between Delaware law and English law.

Upon completion of the First Merger, Diamond Offshore stockholders will no longer be stockholders of Diamond Offshore but will instead become shareholders of Noble, and their rights as Noble shareholders will be governed by English law, including the Companies Act 2006 of the United Kingdom and, the terms of Noble’s amended and restated memorandum and articles of association (“or Noble’s articles”). The terms of Noble’s articles are in some respects materially different than the terms of the Fourth Amended and Restated Certificate of Incorporation of Diamond Offshore and the Third Amended and Restated Bylaws of Diamond Offshore, which currently govern the rights of Diamond Offshore stockholders.

It may be difficult for shareholders of Noble (including former Diamond Offshore stockholders that become shareholders of Noble upon completion of the First Merger) to effect service of process on Noble or its directors or officers in the United States or to enforce in the United States judgments obtained in U.S. courts against Noble or its officers or directors based on the civil liability provisions of the U.S. securities laws or otherwise. Even if a shareholder of Noble is successful in bringing an action of this kind, English law (or any other applicable law) may render such shareholder of Noble unable to enforce a judgment against Noble’s assets or the assets of its directors and executive officers. In addition, it is doubtful whether English courts would enforce certain civil liabilities under U.S. securities laws in original actions or judgments of U.S. courts based upon these civil liability provisions. In addition, awards of punitive damages in actions brought in the United States or elsewhere may be unenforceable in the United Kingdom. An award for monetary damages under the U.S. securities laws would likely be considered punitive if it does not seek to compensate the claimant for loss or damage suffered and is intended to punish the defendant. The enforceability of any judgment in the United Kingdom will depend on the particular facts of the case as well as the laws and treaties in effect at the time. The United States and the United Kingdom do not currently have a treaty providing for recognition and enforcement of judgments (other than arbitration awards) in civil and commercial matters. As a result of the above, holders of Noble ordinary shares may have more difficulty in protecting their interest through actions against Noble’s management, directors or major shareholders than they would as stockholders of Diamond Offshore common stock.

ITEM 5. Other Information.

Items 5(a) and 5(b) are not applicable.

(c) During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, in each case as such terms are defined in Item 408 of Regulation S-K.

ITEM 6. Exhibits.

Exhibit No.	Description of Exhibit

2.1*

Agreement and Plan of Merger, dated as of June 9, 2024, among Noble Corporation PLC, Dolphin Merger Sub 1, Inc., Dolphin Merger Sub 2, Inc. and Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 10, 2024).

3.1	Fourth Amended and Restated Certificate of Incorporation of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 10, 2023).

3.2	Third Amended and Restated Bylaws of Diamond Offshore Drilling, Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 10, 2023).

31.1**	Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2**	Rule 13a-14(a) Certification of the Chief Financial Officer.

32.1**	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH**	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.

104**	The cover page of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included with the Exhibit 101 attachments).

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

**Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAMOND OFFSHORE DRILLING, INC.
(Registrant)

Date August 7, 2024	By:	/s/ Dominic A. Savarino
Dominic A. Savarino
Senior Vice President and Chief Financial Officer